Form 10-Q
period 2003-06-30
ZHONE TECHNOLOGIES INC
filed 2003-08-14
CIK 1097703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-50263
(Commission File Number)

ZHONE TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	94-3333763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7001 Oakport Street Oakland, California	94621
(Address of principal executive offices)	(Zip code)

(510) 777-7000
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of July 31, 2003, there were 15,651,202 shares of the Registrant’s Common Stock issued and outstanding.

Zhone Technologies, Inc.
FORM 10-Q
Quarter Ended June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2003	2002(1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,978	$10,614
Accounts receivable, net of allowances for sales return and doubtful accounts of $7,576 and $7,969, respectively	12,953	14,997
Inventories	23,839	18,873
Prepaid expenses and other current assets	1,468	1,546

Total current assets	40,238	46,030
Property and equipment, net	22,773	23,512
Goodwill	74,911	70,828
Other acquisition-related intangible assets, net	16,981	15,978
Restricted cash	6,513	6,313
Other assets	1,022	1,302

Total assets	$162,438	$163,963

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,998	$12,279
Line of credit	9,032	4,614
Current portion of long-term debt	3,923	4,781
Accrued and other liabilities	25,771	32,313

Total current liabilities	52,724	53,987
Long-term debt, less current portion	32,442	33,922
Other long-term liabilities	8,829	8,806

Total liabilities	93,995	96,715

Commitments and contingencies (see Note 9)
Series AA redeemable convertible preferred stock, $0.001 par value.
Authorized, issued, and outstanding 62,500 shares; redemption and liquidation value of $250,000 as of December 31, 2002	—	180,592
Series B redeemable convertible preferred stock, $2.0238 par value.
Authorized 17,000 shares; issued and outstanding 11,469 shares; redemption and liquidation value of $23,211 as of December 31, 2002	—	18,965

	—	199,557
Stockholders’ equity (deficit):
Series AA convertible preferred stock, $0.001 par value.
Authorized, issued, and outstanding 62,500 shares; liquidation value of $250,000 as of June 30, 2003	186,480	—
Series B convertible preferred stock, $2.0238 par value.
Authorized 51,000 shares; issued and outstanding 20,470 shares; liquidation value of $41,427 as of June 30, 2003	29,090	—
Common stock, $0.001 par value. Authorized 135,000 and 110,000 shares; issued and outstanding 15,598 and 15,484 shares as of June 30, 2003 and December 31, 2002, respectively	16	15
Additional paid-in capital	432,666	445,753
Notes receivable from stockholders	(550)	(550)
Deferred stock compensation	(3,850)	(7,750)
Other comprehensive loss	(42)	(67)
Accumulated deficit	(575,367)	(569,710)

Total stockholders’ equity (deficit)	68,443	(132,309)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$162,438	$163,963

(1) Derived from the audited financial statements of Zhone Technologies, Inc. and subsidiaries.

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenue	$20,534	$30,506	$37,609	$60,687
Cost of revenue (excluding $84, $91, $(459) and $0 stock-based compensation for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively)	11,147	18,883	20,896	37,407

Gross profit (excluding $84, $91, $(459) and $0 stock-based compensation for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively)	9,387	11,623	16,713	23,280

Operating expenses:
Research and product development (excluding $280, $324, $(1,368) and $24 of stock-based compensation for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively)	4,454	7,261	10,198	17,418
Sales and marketing (excluding $210, $221, $(1,076) and $5 of stock-based compensation for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively)	4,271	5,018	8,548	10,818
General and administrative (excluding $79, $88, $(415), and $10 of stock-based compensation for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively)	1,159	3,229	1,924	6,068
Restructuring charges	—	3,262	—	4,532
Stock-based compensation	653	724	(3,318)	39
Amortization and impairment of intangible assets	2,053	4,349	3,836	8,099

Total operating expenses	12,590	23,843	21,188	46,974

Operating loss	(3,203)	(12,220)	(4,475)	(23,694)
Interest expense and other income (expense), net
Interest expense	(945)	(1,771)	(1,909)	(3,992)
Other income (expense), net	393	107	824	(107)

Interest expense and other income (expense), net	(552)	(1,664)	(1,085)	(4,099)

Loss before income taxes	(3,755)	(13,884)	(5,560)	(27,793)
Income tax provision	56	36	97	79

Net loss	(3,811)	(13,920)	(5,657)	(27,872)
Accretion on preferred stock	(936)	(944)	(5,889)	(1,812)

Net loss applicable to holders of common stock	$(4,747)	$(14,864)	$(11,546)	$(29,684)

Basic and diluted net loss per share applicable to holders of common stock	$(.32)	$(1.61)	$(.81)	$(3.22)

Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	14,710	9,253	14,259	9,218

All per share amounts have been retroactively adjusted to reflect the one-for-ten reverse split of common stock (See Note 1(k)).

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,657)	$(27,872)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,633	13,199
Stock-based compensation	(3,318)	39
Loss on disposal of equipment	—	3,262
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,342	8,567
Inventories	(2,611)	10,151
Prepaid expenses and other current assets	78	(400)
Other assets	78	189
Accounts payable	630	2,453
Accrued liabilities and other	(8,879)	(14,664)

Net cash (used in) provided by operating activities	(10,704)	(5,076)

Cash flows from investing activities:
Purchases of property and equipment	(57)	(2,490)
Proceeds from sale of property and equipment	—	94
Purchases of short term investment	—	(11)
Proceeds from sale of short term investment	—	1,991

Net cash (used in) provided by investing activities	(57)	(416)

Cash flows from financing activities:
Net borrowings under line of credit facilities	4,418	(17,726)
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	63,700
Proceeds from issuance of common stock and warrants, net of repurchases	20	(1,680)
Repayment of debt	(2,338)	(51,038)
Payment of loan from employees	—	683

Net cash (used in) provided by financing activities	2,100	(6,061)

Effect of exchange rate changes on cash	25	32

Net (decrease) in cash and cash equivalents	(8,636)	(11,521)
Cash and cash equivalents at beginning of period	10,614	22,154

Cash and cash equivalents at end of period	$1,978	$10,633

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$(128)	$(41)
Interest	(1,867)	(2,157)
Non-cash investing and financing activities:
Series B redeemable convertible preferred stock issued for acquisition	10,125	—

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

	(a)	Description of Business

Zhone Technologies, Inc. (the Company) is a network equipment vendor. The Company has developed an integrated hardware and software architecture designed to simplify the way network service providers deliver communication services to their subscribers. The Company’s products enable service providers to use their existing networks to deliver voice, video, data, and entertainment services to their customers.  The Company was incorporated under the laws of the state of Delaware in June 1999. The Company began operations in September 1999 and is headquartered in Oakland, California.

	(b)	Liquidity and Capital Resources

The Company has incurred recurring losses from operations and has an accumulated deficit of $575.4 million as of June 30, 2003. The Company has financed operations through private sales of capital stock and borrowings under various debt arrangements. In November 1999, the Company issued 125.0 million shares of Series A redeemable convertible preferred stock to investors in exchange for a maximum capital commitment of $500.0 million. Although the Company has incurred substantial losses and negative cash flows from operations since inception, management anticipates that these losses will decrease as the Company’s products gain market acceptance. In July 2002, the Company completed a restructuring of its equity capitalization, resulting in a reduction of the redemption and liquidation value on Series AA redeemable convertible preferred stock of $250 million. In April 2003, the terms of the redeemable convertible preferred stock were changed to eliminate the redemption feature. In December 2002, the Company established a line of credit agreement with a financial institution for a maximum commitment of $25.0 million. Amounts advanced under the credit facility are subject to underlying eligible accounts receivable. In February 2003, the Company entered into a secured note and warrant purchase agreement with a majority of the original investors for a maximum commitment of up to $25.0 million pursuant to the issuance of promissory notes. In total, the Company has a maximum commitment of $50.0 million on these credit facilities. As of June 30, 2003, total borrowings were $9.0 million. In July 2003, the Company entered into a definitive merger agreement with Tellium, Inc.  Under the terms of the agreement, as a result of the proposed merger, the Company’s current stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and 40% will be held by Tellium’s stockholders. This merger could require substantial cash payments. On July 29, 2003, the Company borrowed $2.0 million for working capital purposes from Mory Ejabat, Chairman and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering. On August 7, 2003, the Company borrowed $2.0 million for working capital purposes from Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. The remaining current debt will be funded through cash flow from operations. To the extent that sufficient cash from operations is not generated, the Company would seek additional equity or debt financing. If the Company is unsuccessful in obtaining additional equity or debt financing, management plans to reduce expenditures. Management believes that it has sufficient available cash equity and debt resources to provide for its working capital needs through at least June 30, 2004.

	(c)	Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.  Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Zhone Technologies, Inc. Form 10, as amended, for the year ended December 31, 2002.

	(d)	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(e)	Revenue Recognition

In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company recognizes revenue when the earnings process is complete. The Company recognizes product revenue upon shipment of product under contractual terms which transfer title upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered probable at the time of sale, or if the fee is not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.  The Company’s arrangements generally do not have any significant post delivery obligations. The Company offers products and services such as support, education and training, hardware upgrades and extended warranty coverage. The Company has established the fair value of these products and services based on sales prices when they are sold separately.  Any discounts provided on these additional products and services are identical to the discount provided on the original sale of product. When collectibility is not probable, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. The Company makes certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. The Company recognizes revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors. Revenue from sale of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs.

(f)	Allowances for Sales Returns and Doubtful Accounts

The Company has an allowance for sales returns for estimated future product returns related to current period product revenue. The Company bases its allowance on periodic assessment of historical trends in product return rates and current approved returned products. If the actual future returns were to deviate from the historical data on which the reserve had been established, the Company’s revenue could be adversely affected.

The Company has an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company bases its allowance on periodic assessment of its customers’ liquidity and financial condition through credit rating agencies, financial statement review, and historical collection trends. Additional allowances may be required if the liquidity or financial condition of its customers were to deteriorate.

(g)	Inventories and Reserve for Excess and Obsolete Inventories

Inventories are stated at the lower of cost or market and cost being determined using the first-in, first-out (FIFO) method. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The Company’s reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced significant changes in required reserves in recent periods due to decline in market conditions.

(h)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended June 30, 2003, the Company had sales to Motorola and Qwest which individually represented 20% and 14% of net revenues, respectively, as compared to 11% and 15% of net revenues, respectively, for the same period last year. For the six months ended June 30, 2003, the Company had sales to Motorola and Qwest, which individually represented 19% and 11% of net revenues, respectively, as compared to 11% and 13% of net revenues, respectively, for the same period last year.  As of June 30, 2003, the Company had accounts receivable balances from two customers individually representing 24% and 19% of accounts receivable, respectively.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(i)	Accounting for Stock-Based Compensation

The Company has elected to account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current fair value exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. As discussed below under Recent Accounting Pronouncements, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No 123, in 2002.

For the six months period ended June 30, 2003 and 2002, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions: expected option life of 4 years; dividend yield of 0%; risk-free interest rate of 3.33% and 4.93%, respectively; and volatility of 80% and 0%, respectively.  The Company used the minimum value option pricing model which does not consider stock price volatility prior to the proposed merger agreement with Tellium, Inc.

The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(4,747)	$(14,864)	$(11,546)	$(29,684)

Add: Stock based compensation expense included in reported net loss, net of related tax effects	653	724	(3,318)	39
Deduct: Total stock based benefit (expense) determined under fair value for all awards, net of related tax	(808)	(574)	3,608	372

Pro forma net loss	$(4,902)	$(14,714)	$(11,256)	$(29,273)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(.32)	$(1.61)	$(.81)	$(3.22)

Pro forma – basic and diluted	$(.33)	$(1.59)	$(.79)	$(3.18)

(j)	Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previous guidance, provided under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required an exit cost be recognized at the date of an entity’s commitment to an exit plan.  The Company does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective beginning July 1, 2003 and is not expected to materially affect the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Adoption of FIN 46 has not had an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.

(k) Stock Split

On July 1, 2002 the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten (the Reverse Split), causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. Stockholders’ deficit has been retroactively adjusted to reflect the Reverse Split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to common share and per common share amounts for all periods presented have been retroactively adjusted to reflect this reverse split.

(2)	Business Combinations

NEC eLuminant Technologies

On February 14, 2003, the Company acquired NEC eLuminant Technologies, Inc. (eLuminant), a subsidiary of NEC USA, Inc., in exchange for total consideration of approximately $13.6 million consisting of $10.1 million in stock, $3.2 million in assumed liabilities and $0.3 million in acquisition costs. The results of eLuminant’s operations have been included in the consolidated financial statements since that date. The Company issued approximately 9.0 million shares of Series B redeemable convertible preferred stock.  The value of the preferred stock issued was determined based on the results of a third party appraisal. The purchase consideration was allocated based on fair values as follows (in thousands):

Receivables and inventory acquired	$4,652
Intangible assets	4,840
Goodwill	4,083

Total purchase consideration	$13,575

Details of the acquisition-related intangible assets are as follows:

	June 30, 2003

	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life

		(in thousands)		(in years)
Developed technology	$2,176	$(242)	$1,934	3.0
Customer list	1,678	(186)	1,492	3.0
Patents/tradename	986	(110)	876	3.0

Total	$4,840	$(538)	$4,302

eLuminant developed a family of multiplexers and digital loop carrier products.   The primary reasons for the acquisition of eLuminant were to gain access to its product portfolio, strengthen the Company’s customer base and

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

increase the Company’s workforce with experienced personnel. As of June 30 2003, assumed liabilities related to this acquisition were $0.3 million.

The following unaudited pro forma financial information for the three and six months ended June 30, 2003 and 2002 presents the consolidated operations of the Company as if the acquisition had been made on January 1, 2002. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the acquisition of eLuminant occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition of eLuminant been consummated on this earlier date, and do not project the Company’s results of operations for any future period

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net revenue	$20,534	$35,655	$39,792	$78,071
Net loss	(3,811)	(15,455)	(12,236)	(32,464)
Net loss per share-basic and diluted	$(.26)	$(1.67)	$(.86)	$(3.52)

Number of shares used in computation-basic and diluted	14,710	9,253	14,259	9,218

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

As of January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. The Company completed its transitional and annual goodwill impairment test as of January 2002 and November 2002, respectively. As the Company has determined that it operates in a single segment with one operating unit, the fair value of its reporting unit was performed at the Company level using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. As of June 30, 2003 and December 31, 2002, the Company had goodwill with a carrying value of approximately $74.9 million and $70.8 million, respectively.

In accordance with SFAS No. 144, the Company reviews long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The Company estimated the fair value of its long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, the Company was required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

In the second quarter of 2002, the Company discontinued its wireless product line which included the analog wireless design previously acquired from Optaphone Networks. As a result, the Company recorded a non-cash impairment charge of $0.7 million because the estimated undiscounted future cash flows of these assets was less than the carrying value of the purchased intangibles related to Optaphone Networks.

Details of the Company’s acquisition-related intangible assets are as follows:

	June 30, 2003

	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life

		(in thousands)		(in years)
Developed technology	$35,596	$(28,309)	$7,287	3.7
Core technology	12,104	(8,473)	3,631	5.0
Others	11,008	(4,945)	6,063	3.9

Total	$58,708	$(41,727)	$16,981

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	December 31, 2002

	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life

		(in thousands)		(in years)
Developed technology	$33,420	$(26,832)	$6,588	4.0
Core technology	12,104	(7,263)	4,841	5.0
Others	8,345	(3,796)	4,549	4.0

Total	$53,869	$(37,891)	$15,978

Amortization expense of other acquisition-related intangible assets was $2.1 million and $4.3 million for the three months ended June 30, 2003 and 2002, respectively, and $3.8 million and $8.1 million for the six months ended June 30, 2003 and 2002, respectively.

Estimated amortization expense for the fiscal years ending December 31, is as follows (in thousands):

2003	$7,950
2004	$8,200
2005	$4,400
2006	$270

Total	$20,820

The changes in the carrying amount of goodwill are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Beginning balance	$75,060	$70,952	$70,828	$70,952
Goodwill acquired	—	—	4,232	—
Impairment losses	—	(124)	—	(124)
Adjustments	(149)	—	(149)	—

Ending balance	$74,911	$70,828	$74,911	$70,828

(4)	Inventories

Inventories as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

	June 30, 2003	December 31, 2002

Inventories:
Raw materials	$16,826	$13,727
Work in process	5,697	4,446
Finished goods	1,316	700

	$23,839	$18,873

(5)	Redeemable Convertible Preferred Stock

Prior to April 17, 2003, the Series AA and Series B redeemable convertible preferred stock contained a redemption feature, such that holders of the redeemable convertible preferred stock could require the Company to redeem the preferred stock at, or any time after, November 1, 2004, 2005, and 2006, in three annual installments, that number of shares of redeemable

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

convertible preferred stock equal to not less than 33.3%, 66.7%, and 100%, respectively. On April 17, 2003, the terms of the redeemable convertible preferred stock were changed to eliminate the redemption feature. Upon the elimination of the redemption feature, the convertible preferred stock has been reclassified to stockholders’ equity.

Prior to April 17, 2003, the Company was accreting the redeemable convertible preferred stock to its stated redemption price. The Company accreted, by charging paid in capital, $5.9 million on all outstanding Series AA and Series B redeemable convertible preferred stock in 2003, which has been reflected as an increase in the carrying value of the preferred stock. Upon the elimination of the redemption feature for the Series AA and Series B preferred shares, the Company will no longer accrete the convertible preferred stock.  The accretion of the redemption value of the redeemable convertible preferred stock for the three months and six months ended June 30, 2003 was $0.9 million and $5.9 million, respectively, as compared to $0.9 million and $1.8 million for the same periods in 2002.

(6)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(3,811)	$(13,920)	$(5,657)	$(27,872)
Accretion on preferred stock	(936)	(944)	(5,889)	(1,812)

Net loss applicable to holders of common stock	$(4,747)	$(14,864)	$(11,546)	$(29,684)

Denominator:
Weighted average common stock outstanding	15,552	9,686	15,535	9,739
Adjustment for common stock issued subject to repurchase	(842)	(433)	(1,276)	(521)

Denominator for basic and diluted calculation	14,710	9,253	14,259	9,218

Basic and diluted net loss per share applicable to holders of common stock	$(.32)	$(1.61)	$(.81)	$(3.22)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (in thousands except exercise price data):

	Three Months Ended June 30, 2003	Weighted Average Exercise price	Six Months Ended June 30, 2003	Weighted Average Exercise price

Convertible Preferred stock	82,970	$6.38	82,970	$6.38
Weighted average common stock issued subject to repurchase	842	1.01	1,276	1.01
Warrants	171	12.97	171	12.97
Outstanding stock options granted	3,081.68		3,081.68

	87,064		87,498

	Three Months Ended June 30, 2002	Weighted Average Exercise price	Six Months Ended June 30, 2002	Weighted Average Exercise price

Convertible Preferred stock	62,500	$8.00	62,500	$8.00
Weighted average common stock issued subject to repurchase	433	9.83	522	9.83
Warrants	28	70.13	28	70.13
Outstanding stock options granted	951	1.79	951	1.79

	63,912		64,001

As of June 30, 2003 and 2002, common stock issued subject to repurchase at the end of each period was 441 and 387, respectively.

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands):

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net Income (Loss)	$(3,811)	$(13,920)	$(5,657)	$(27,872)
Other comprehensive income (loss):
Change in unrealized appreciation (loss) on investments	—	—	—	(3)
Foreign currency translation adjustments	11	50	25	32

Total other comprehensive income (loss)	11	50	25	29

Total comprehensive income (loss)	$(3,800)	$(13,870)	$(5,632)	$(27,843)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8)	Related-Party Transactions

In 2002, the Company cancelled $1.9 million in notes receivable from certain employees of the Company due to repurchase of the related options to purchase shares of the Company’s common stock.

In 2002, the Company loaned $0.6 million to its founders under promissory notes for the purchase of its common stock. The note accrues interest at a rate of 5.50% compounded annually and expires on July 11, 2006, on which date all unpaid interest and principal is due on demand.

In July 2002, the Company issued 62.5 million shares of Series AA redeemable convertible preferred stock in exchange for 125.0 million shares of Series A redeemable convertible preferred stock.

On July 1, 2002, the Company acquired Vpacket Communications, Inc. in exchange for total consideration of $19.2 million. Robert K. Dahl, one of our directors, was also a member of the board of directors of Vpacket.  C. Richard Kramlich, one of our directors, is affiliated with New Enterprise Associates VIII, Limited Partnership and/or its affiliates, which was a significant stockholder of Vpacket. Jim Timmins, who joined our board following the acquisition, was a member of the board of directors of Vpacket and is also affiliated with NIF Ventures, which was a stockholder in Vpacket.

On July 29, 2003, the Company borrowed $2.0 million from Mory Ejabat, Chairman and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of the Company’s proposed merger with Tellium, Inc. or upon an event of liquidation or default.

On August 7, 2003, the Company borrowed $2.0 million from Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of the Company’s proposed merger with Tellium, Inc. or upon an event of liquidation or default.

(9)	Commitments and Contingencies

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.  FIN 45 requires that disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 does not apply to certain guarantee contracts, such as residual value guarantees provided by lessees in capital leases, guarantees that are accounted for as derivatives, guarantees that represent contingent consideration in a business combination, guarantees issued between either parents and their subsidiaries or corporations under common control, a parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary  of that parent.  This interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002 and for financial statements of interim or annual periods ending after December 15, 2002.  This interpretation did not have a material impact on the Company’s financial position or results of operations.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Leases

The Company has entered into operating leases for certain office space and equipment, some of which contain renewal options. The Company has options to purchase the leased assets at the end of the lease terms.  However, the payments for the equipment operating leases are immaterial in relation to the Company’s condensed consolidated financial statements.

Future minimum lease payments under all noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating leases

Year ending December 31:
2003	$4,601
2004	4,048
2005	2,519
2006	1,270
2007	65
Thereafter	—

Total minimum lease payments	$12,503

Warranties & Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. The Company offers free lifetime web support and standard one-year warranties for our products.

The following table reconciles changes in the Company’s accrued warranties and related costs for the six months periods ended June 30, 2003 and 2002, respectively (in thousands):

	Six Months Ended June 30,

	2003	2002

Beginning accrued warranty and related costs	$6,040	$9,333
Cost of warranty claims	(1,361)	(2,098)
Accruals for product warranties	1,709	332

Ending accrued warranty and related costs	$6,388	$7,567

The Company depends on sole source and limited source suppliers for several key components and contract manufacturing. If the Company were unable to obtain these components on a timely basis, the Company would be unable to meet its customers’ product delivery requirements which could adversely impact operating results.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material based on the Company’s reduced forecasts. The Company has recorded a liability of $6.1 million related to these arrangements as of June 30, 2003 and December 31, 2002.

Letters of Credit

The Company has letters of credit to ensure our performance of product warranties or payment to third parties in accordance with specified terms and conditions, which amounted to $0.5 million as of June 30, 2003 and $0.3 million as of December 31, 2002.

Legal Proceedings

On March 27, 2003, HeliOss Communications, Inc. filed suit against the Company in the Superior Court of the State of California, County of Alameda, in an action entitled HeliOss Communications, Inc. v. Zhone Technologies, Inc., case no. RG 03088921. The case arises out of an August 2001 agreement pursuant to which HeliOss agreed to build certain custom

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

wireless telecommunications radios for resale to one of the Company’s customers.  Although the customer rejected the products because they did not meet the customer’s specifications, HeliOss asserts that the products met specifications.  HeliOss alleges claims for breach of contract, fraud, negligence and negligent interference with economic advantage and seeks approximately $4 million exclusive of interest, incidental and punitive damages. On May 6, 2003, the Company filed an answer and generally denied HeliOss’ claims, and filed a cross-complaint asserting that the products were not conforming, and that HeliOss deliberately and repeatedly misled the Company into believing that it could timely provide product that met specifications.  The cross-complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of warranty, unjust enrichment, account stated, rescission, intentional misrepresentation, concealment, and negligent misrepresentation, and seeks damages in excess of $4 million, exclusive of interest and punitive damages.  The Company believes that it has meritorious defenses to HeliOss’ claims, as well as valid cross-claims against HeliOss.  Nonetheless, these claims, even if without merit, could be expensive, time-consuming to defend, and divert management’s attention from the operation of the Company’s business. If the Company does not prevail, it may be required to pay a substantial damage award.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(10)	Segment Information

Zhone designs, develops and markets telecommunications hardware and software products for the network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is considered to be the Company’s chief executive officer, or CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company determined that it has operated within one discrete reportable business segment since inception. The Company is required to disclose certain information about geographic concentrations and major customers.

	Three Months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue:
North America	$18,671	$26,674	$34,388	$48,866
International	1,863	3,832	3,221	11,821

Total revenue	$20,534	$30,506	$37,609	$60,687

Long-lived assets:
North America	$115,490	$170,865	$115,490	$170,865
International	197	422	197	422

Total long-lived assets	$115,687	$171,287	$115,687	$171,287

	Three Months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue by Product Family:
SLMS	$7,314	$8,890	$14,388	$15,569
MUX	8,425	7,005	14,869	15,133
DLC	4,795	14,611	8,352	29,985

Total revenue	$20,534	$30,506	$37,609	$60,687

	Three Months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Major customers, percentage of revenue:
Motorola	20%	11%	19%	11%
Qwest	14%	15%	11%	13%
Bell Canada	—	11%	—	11%
Arris	—	11%	—	—

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(11)	Restructuring Charges

During 2002, the Company recorded charges in connection with its restructuring programs. The related reserves reflect many estimates, including those pertaining to severance and related charges, facilities and lease cancellations and equipment write-offs. The Company assesses the reserve requirements to complete each individual plan under its restructuring programs at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. As a result of these restructuring programs, in conformity with SEC Staff Accounting Bulletin (“SAB”) No. 100, EITF No. 94-3 and EITF No. 88-10, the Company recorded restructuring charges of $3.3 million during the three months ended June 30, 2002, and $4.5 million during the six months ended June 30, 2002. As of June 30, 2003, there were no liabilities associated with our restructuring programs.

(12)	Subsequent Event

On July 27, 2003, the Company entered into a definitive merger agreement with Tellium, Inc.  Under the terms of the agreement, as a result of the proposed merger, the Company’s current stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and 40% will be held by Tellium’s stockholders.  This transaction is subject to the approval of both companies’ security holders, regulatory review as well as other customary closing conditions. This transaction is expected to close in the fall of 2003.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, this report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. We use words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “should”, “will”, “would” and similar expressions to identify forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to obtain additional capital to fund our existing and future operations, the rate of product purchases by current and prospective customers, general economic conditions, conditions specific to the telecommunications and related industries, new product introductions and enhancements by us and our competitors, competition, manufacturing and sourcing risks.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

We were founded to offer network service providers a simplified, comprehensive architectural approach to delivering services over their access networks.

We have developed hardware and software that simplify the way network service providers deliver communication services to their subscribers. Our Single Line Multi-Service Architecture, or SLMS™, is a simplified network architecture that provides broadband and narrowband services over a scalable next-generation local-loop infrastructure. SLMS is designed to extend the speed, reliability and cost-efficiencies currently achieved in the core of the communications network to business and consumer subscribers. Our products enable service providers to use their existing networks to deliver voice, data, video, and entertainment services to their customers. We have designed our products to interoperate with different types of wiring and equipment already deployed in service providers’ networks.

Our Zhone Management System, or ZMS™, provides the software tools necessary to manage all of the products, services and subscribers in a SLMS network. ZMS is a single management tool that enables network service providers to allow instant delivery and upgrade of network services. In addition, ZMS is capable of interfacing with and managing other vendors equipment already deployed in network service providers’ networks.

We currently have products in three categories: the SLMS product family; the digital loop carrier, or DLC, product family and the multiplexer, or MUX, product family.

We have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive solution to the problem of delivering communications services to subscribers.

The global telecommunications market has deteriorated significantly over the last two years. Most service providers have reduced their capital spending significantly during this period and many others have ceased operations. Additional capital spending reductions may continue during 2003 due to the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. In response to the challenging environment, we have taken the actions that we believe are necessary for our future success. In particular, we have significantly reduced our operating costs through workforce reductions and careful cost controls. We have also taken significant write-downs of intangible assets and property and equipment. As we look forward, we intend to continue to focus on cost controls while also continuing to invest in research and development activities and strategic acquisitions. We do not expect any significant reductions in our overall workforce for at least through the period ending December 2003.

Recent Events

On February 4, 2003, we commenced a voluntary offer to eligible employees to exchange certain outstanding stock options to purchase shares of common stock, including all stock options issued during the six-month period ended February 4, 2003, for Zhone’s promise to grant new stock options on or about August 8, 2003.

In February 2003, we entered into a secured note and warrant purchase agreement with certain purchasers that provides that we may borrow up to $30.0 million from such purchasers, of which $25.0 million has been committed to, pursuant to the issuance of promissory notes. Each promissory note will bear interest at five percent per year and will mature on the date which is the earlier of one year from the date of issuance, the closing of an equity financing with an aggregate gross offering price of at least $10 million, or upon an event of liquidation or default.

On February 14, 2003, we acquired NEC eLuminant Technologies, Inc., a subsidiary of NEC USA, Inc., in exchange for total consideration of approximately $13.6 million consisting of $10.1 million in stock, $3.2 million in assumed liabilities and $0.3 million in acquisition costs. eLuminant developed a family of multiplexers and digital loop carrier products.

In a case filed on March 27, 2003 in the Superior Court of the State of California, County of Alameda, entitled HeliOss Communications, Inc. v. Zhone Technologies, Inc., case no. RG 03088921, HeliOss has alleged, among other matters, breach of contract, fraud, negligence and negligent interference with economic advantage in connection with a transaction in which HeliOss was to provide us with equipment for resale. In an earlier demand letter, HeliOss claimed damages of approximately $4 million exclusive of interest, incidental and punitive damages. On May 6, 2003, we filed an answer and generally denied HeliOss’ claims, and filed a cross-complaint asserting that the products were not conforming, and that HeliOss deliberately and repeatedly misled Zhone into believing that it could timely provide products that met specifications.  The cross-complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of warranty, unjust enrichment, account stated, rescission, intentional misrepresentation, concealment, and negligent misrepresentation, and seeks damages in excess of $4 million, exclusive of interest and punitive damages.  We believe that we have meritorious defenses to HeliOss’ claims, as well as valid cross-claims against HeliOss.  Nonetheless, these claims, even if without merit, could be expensive, time-consuming to defend, and divert management’s attention from the operation of our business. If we do not prevail, we may be required to pay a substantial damage award.

On July 27, 2003, we entered into a definitive merger agreement with Tellium, Inc.  Under the terms of the agreement, as a result of the proposed merger, our existing stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and 40% will be held by Tellium’s stockholders.  This transaction is subject to the approval of both companies’ security holders, regulatory review as well as other customary closing conditions. This transaction is expected to close in the fall of 2003.

On July 29, 2003, we borrowed an aggregate of $2.0 million from Mory Ejabat, Chairman and Chief Executive Officer, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of our proposed merger with Tellium, Inc. or upon an event of liquidation or default.

On August 7, 2003, we borrowed $2.0 million from Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of our proposed merger with Tellium, Inc. or upon an event of liquidation or default.

Acquisitions

Through June 30, 2003, we had completed eight acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained from the acquisitions.

We are likely to acquire additional businesses, products and technologies in the future. If we do complete future acquisitions, we could incur substantial debt, assume additional liabilities, incur amortization expenses related to intangible assets or incur large write-offs related to impairment of goodwill and long-lived assets. In addition, acquisitions can have a significant impact on our short term results of operations, materially impacting revenues or expenses and making period to period comparisons of our results of operations less meaningful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition

In compliance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and SFAS no. 48, Revenue Recognition When Right of Return Exists, we recognize revenue when the earnings process is complete. We recognize product revenue upon shipment of product under contractual terms which transfer title upon shipment, under normal credit terms, or under sales-type leases, net of estimated sales returns and allowances at the time of shipment. Revenue is deferred if there are significant post-delivery obligations, if collection is not considered probable at the time of sale, or if the fee is not fixed or determinable. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Our arrangements generally do not have any significant post delivery obligations.   We offer products and services such as support, education and training, hardware upgrades and extended warranty coverage.   We have established the fair value of these products and services based on sales prices when they are sold separately.  Any discounts provided on these additional products and services are identical to the discount provided on the original sale of product.   When collectibility is not probable, revenue is recognized when cash is collected. Revenue from education services and support services is recognized over the contract term or as the service is performed. We make certain sales to product distributors. These customers are given certain privileges to return a portion of inventory. We recognize revenue on sales to distributors that have contractual return rights when the products have been sold by the distributors. Revenue from sale of software products is recognized provided that a purchase order has been received, the software has been shipped, collection of the resulting receivable is deemed probable, and the fee is fixed or determinable. To date, revenue from software transactions and sales-type leases has not been significant. We accrue for warranty costs, sales returns, and other allowances at the time of shipment based on historical experience and expected future costs. We consider differing market conditions when recognizing revenues, such as the recent decline in capital spending in our industry and the relative financial condition of our customers. These conditions do not impact the method by which we recognize revenues or the methodology for computing the provision for warranty and allowance for returns.

Allowances for Sales Returns and Doubtful Accounts

We have an allowance for sales returns for estimated future product returns related to current period product revenue. We base our allowance on periodic assessments of historical trends in product return rates and current approved returned products. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

We have an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments to our accounts receivable. We base our allowance on periodic assessments of our customers’ liquidity and financial condition through credit rating agencies, financial statement review, and historical collection trends. Additional allowances may be required if the liquidity or financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments.

Valuation of Long-Lived Assets, including Goodwill and Other Acquisition-Related Intangible Assets

Our long-lived assets consist primarily of goodwill, other acquisition-related intangible assets (intangible assets) and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business or use of an asset. Goodwill and other acquisition-related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we were required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

As of June 30, 2003, we have intangible assets, including goodwill and other acquisition-related intangible assets of $91.9 million ($74.9 million of goodwill, including workforce in place, and $17.0 million of other acquisition-related intangible assets) and property and equipment (net) of $22.8 million. Other acquisition-related intangible assets are comprised mainly of technology in place and customer relationships. The majority of entities acquired by us do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development (IPR&D) for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, we recorded significant impairment charges, including $41.7 million related to goodwill and other acquired intangibles during 2001. In addition, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Restructuring Charges

During 2002, we recorded charges in connection with our restructuring programs. Our restructuring charges are comprised primarily of: (i) severance and related charges; (ii) facilities and lease cancellations and (iii) write-offs of abandoned equipment. We account for each of these costs in accordance with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. We recorded restructuring charges of $3.3 million and $4.5 million during the three and six months ended June 30, 2002, respectively. There were no charges for the three and six months ended June 30, 2003.  In addition, we account for the individual components of the Restructuring as further discussed below.

We accounted for the costs associated with the reduction of our workforce in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (EITF 94-3). Accordingly, we recorded the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by us were not associated with nor do they benefit continuing activities.

We accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination (EITF 88-10). Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to us. Under EITF 88-10, we recorded the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income.

Any such costs incurred in the future will be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities,  SFAS No. 112, Employers Accounting for Post Employment Benefits, and any write-off of abandoned equipment is accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

Actual costs relative to these estimates, along with other estimates made by management in connection with the restructuring programs, may vary significantly depending, in part, on factors that may be beyond our control. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on our most current estimates.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations in dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions)		(in millions)
Net revenue	$20.5	$30.5	$37.6	$60.7
Cost of revenue	11.1	18.9	20.9	37.4

Gross profit	9.4	11.6	16.7	23.3

Operating expenses:
Research and product development	4.5	7.3	10.2	17.5
Sales and marketing	4.3	5.0	8.6	10.8
General and administrative	1.1	3.2	1.9	6.1
Restructuring charges	—	3.3	—	4.5
Stock-based compensation	.6	.7	(3.3)	—
Amortization and impairment of intangible assets	2.1	4.3	3.8	8.1

Total operating expenses	12.6	23.8	21.2	47.0

Operating loss	(3.2)	(12.2)	(4.5)	(23.7)
Interest expense and other income (expense), net	(.6)	(1.7)	(1.1)	(4.1)

Loss before income taxes	(3.8)	(13.9)	(5.6)	(27.8)
Income tax provision	—	—	—	.1

Net loss	(3.8)	(13.9)	(5.6)	(27.9)
Accretion on preferred stock	(.9)	(1.0)	(5.9)	(1.8)

Net loss applicable to holders of common stock	$(4.7)	$(14.9)	$(11.5)	$(29.7)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenue	100%	100%	100%	100%
Cost of revenue	54%	62%	56%	62%

Gross profit	46%	38%	44%	38%
Operating expenses:
Research and product development	22%	24%	27%	29%
Sales and marketing	21%	16%	23%	18%
General and administrative	6%	11%	5%	10%
Restructuring charges	0%	11%	0%	7%
Stock-based compensation	3%	2%	(9)%	0%
Amortization and impairment of intangible assets	10%	14%	10%	13%

Total operating expenses	62%	78%	56%	77%

Operating loss	(16)%	(40)%	(12)%	(39)%
Interest expense and other income (expense), net	(3)%	(5)%	(3)%	(7)%

Loss before income taxes	(19)%	(45)%	(15)%	(46)%
Income tax provision	—	—	—	—

Net loss	(19)%	(45)%	(15)%	(46)%
Accretion on preferred stock	(4)%	(3)%	(16)%	(3)%
Net loss applicable to holders of common stock	(23)%	(48)%	(31)%	(49)%

Revenue

Information about our revenue for products and services for the three and six months ended June 30, 2003 and 2002 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	Increase (Decrease)	% change	2003	2002	Increase (Decrease)	% change

Products	$18.6	$28.5	$(9.9)	(35)%	$33.9	$56.9	$(23.0)	(41)%
Services	1.9	2.0	(.1)	(5)%	3.7	3.8	(.1)	(3)%

Total	$20.5	$30.5	$(10.0)	(33)%	$37.6	$60.7	$(23.1)	(38)%

Information about our revenue for North America and International markets for the three and six months ended June 30, 2003 and 2002 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	Increase (Decrease)	% change	2003	2002	Increase (Decrease)	% change

North America	$18.7	$26.7	$(8.0)	(30)%	$34.4	$48.9	$(14.5)	(30)%
International	1.8	3.8	(2.0)	(53)%	3.2	11.8	(8.6)	(73)%

Total	$20.5	$30.5	$(10.0)	(33)%	$37.6	$60.7	$(23.1)	(38)%

Information about our revenue by product line for the three and six months ended June 30, 2003 and 2002 is presented below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	Increase (Decrease)	% change	2003	2002	Increase (Decrease)	% change

SLMS	$7.3	$8.9	$(1.6)	(18)%	$14.4	$15.6	$(1.2)	(8)%
MUX	8.4	7.0	1.4	20%	14.9	15.1	(0.2)	(1)%
DLC	4.8	14.6	(9.8)	(67)%	8.3	30.0	(21.7)	(72)%

	$20.5	$30.5	$(10.0)	(33)%	$37.6	$60.7	$(23.1)	(38)%

For the three months ended June 30, 2003, revenue decreased 33% or $10.0 million to $20.5 million from $30.5 million for the same period last year.  For the six months ended June 30, 2003, revenue decreased 38% or $23.1 million to $37.6 million from $60.7 million for the same period last year.  Revenue for the three months ended June 30, 2003 was $20.5 million, an increase of 20% from revenue of $17.1 million for the three months ended March 31, 2003.  For the three months ended June 30, 2003, product revenue declined by 35% or $9.9 million from the same period last year, and for the six months ended June 30, 2003, product revenue declined 41% or $23.0 million from the same period last year.   The decrease in product revenue was due to the decline in the overall economic environment and deteriorating conditions in the telecommunications industry.   Service revenue decreased 5% or $0.1 million for the three months ended June 30, 2003 and 3% or $0.1 million for the six months ended June 30, 2003 and 2002, from the same periods last year.  The decrease in service revenue was due to lower revenue from maintenance and other services associated with product shipments that occurred in previous periods. For the three months ended June 30, 2003,  international revenues declined 53% or $2.0 million to $1.8 million compared to $3.8 million for the same period last year.  For the six months ended June 30, 2003, international revenues decreased 73% or $8.6 million to $3.2 million compared to $11.8 million for the same period last year.   International revenues represented 9% and 12% of total revenues for the three months ended June 30, 2003 and 2002, respectively, and 9% and 19% for the six months ended June 30, 2003 and 2002, respectively.  The decline in international revenues was due to the global economic environment and declining sales to non-U.S. based competitive local exchange carriers, or CLECs. We expect international revenue to be lower for the remainder of 2003 as compared to 2002.

Revenue for our SLMS product family was slightly lower in the first half of 2003. We expect revenue from the SLMS product family to increase in the second half of 2003 as we plan to focus our marketing and sales efforts on our next generation product lines.  Revenue for our DLC product family decreased significantly in 2003 due to the overall decline in the economic environment. Revenue for our MUX product line was relatively flat for the six months ended June 30, 2003 as compared to the same period last year.  We expect revenue from the MUX and DLC product lines to be flat or lower in 2003 as we continue to phase out our marketing and sales efforts with respect to the Multi-Access System, or IMACS, products.

We expect that the product mix will continue to shift towards next generation products in SLMS with MUX and DLC revenues continuing to decline in the future as a percentage of total revenues.

Motorola accounted for approximately 20% and 11% of total revenue for the three months ended June 30, 2003 and 2002, respectively, and 19% and 11% for the six months ended June 30, 2003 and 2002, respectively.   Qwest accounted for approximately 14% and 15% of total revenues for the three months ended June 30, 2003 and 2002, respectively, and 11% and 13% for the six months ended June 30, 2003 and 2002, respectively. No other customer accounted for 10% or more of total revenues in the current period. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenues for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

Cost of Revenue

Our cost of revenue consists primarily of amounts paid to third-party contract manufacturers, manufacturing start-up expenses, personnel and related costs. We outsource substantially all of our product and printed circuit board assembly to contract manufacturers. Manufacturing and engineering documentation controls are performed at our Oakland, California facility. We currently use Solectron Corporation to manufacture and assemble most of our products. We also rely on single or limited source suppliers to manufacture key components of our products. A significant portion of our cost of revenues is related to these outsourcing arrangements.

For the three months ended June 30, 2003, cost of revenue decreased $7.8 million to $11.1 million compared to $18.9 million for the same period last year. Total cost of revenue was 54% of revenue for the three months ended June 30, 2003, compared to 62% of revenue for the same period last year.   For the six months ended June 30, 2003, cost of revenue decreased $16.5 million to $20.9 million compared to $37.4 million for the same period last year.  Total cost of revenue was 56% of revenue for the six months ended June 30, 2003 compared to 62% for the same period last year.  Cost of revenue was lower for the three and six months ended June 30, 2003 primarily as a result of lower DLC revenues which have higher costs as a percent of revenue, along with lower material costs compared to the same periods last year.

We expect that our cost of revenue will vary as a percentage of net revenue depending on the mix and average selling prices of products sold. We anticipate that competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record additional losses relating to discontinued products and excess or obsolete inventory.

Research and Product Development Expenses

Research and product development expenses consist primarily of salaries and related personnel costs, prototype costs, consulting costs, licensed technology costs, recruiting costs and other costs related to the design, development, testing and enhancement of our products. We also incur significant expenses in connection with the purchase of equipment used to test our products as well as the use of our products for internal design and learning purposes. We expense our research and product development costs as they are incurred.

For the three months ended June 30, 2003, research and development expenses decreased 38% or $2.8 million to $4.5 million compared to $7.3 million for the same period last year.  For the six months ended June 30, 2003 research and development expenses decreased 42% or $7.3 million to $10.2 million compared to $17.5 million for the six months ended June 30, 2002.  The decrease was primarily due to a decrease in material and personnel-related expenses resulting from our restructuring activities in 2002, which resulted in a consolidation of product offerings and more focused development programs. Personnel related expenses decreased by approximately $1.7 million, or 43% for the three months ended June 30, 2003, and $2.6 million or 33% for the six months ended June 30, 2003 compared to the same periods last year.  Average staffing levels of our research and development personnel were lower by approximately 37% for the six months ended June 30, 2003 compared to the same period last year primarily due to our restructuring efforts.  Material related expenses decreased by approximately $0.1 million and $2.1 million for the three and six months ended June 30, 2003, respectively, compared to the same periods last year due to lower prototype costs.  Depreciation expense decreased $0.8 million and $1.8 million for the three and six months ended June 30, 2003, respectively, compared to the same periods last year due to our restructuring efforts.  We will continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and the related personnel costs of sales and marketing personnel, promotions, travel and other marketing expenses and recruiting expenses.

For the three months ended June 30, 2003, sales and marketing expenses decreased 14% or $0.7 million to $4.3 million compared to $5.0 million for the same period last year. For the six months ended June 30, 2003, sales and marketing expenses decreased 20% or $2.2 million to $8.6 million compared to $10.8 million for the same period last year.  The decrease was due primarily to lower salaries and commissions, travel and other sales related expenses resulting from lower revenue. Average staffing levels of our sales and marketing personnel were lower by approximately 17% for the six months ended June 30, 2003 compared to the same period last year primarily due to our restructuring efforts. For the three months ended June 30, 2003, salaries and commissions were comparable to the same period last year, but were $0.6 million lower for the six months ended June 30, 2003 compared to the same period last year.  Travel expenses were lower by $0.2 million and $0.5 million for the three and six months ended June 30, 2003, respectively, compared to the same periods last year.

We do not anticipate that our sales and marketing expenses will increase substantially in the foreseeable future; however, such costs will fluctuate as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses.

For the three months ended June 30, 2003 general and administrative expenses decreased 66% or $2.1 million to $1.1 million compared to $3.2 million for the same period last year.  For the six months ended June 30, 2003, general and administrative expenses decreased 69% or $4.2 million to $1.9 million compared to $6.1 million for the same period last year.  The decrease was primarily due to lower provisions for doubtful accounts of $1.8 million and $4.3 million for the three and six months ended June 30, 2003, respectively, compared to the same periods last year.  The increased provision for doubtful accounts in 2002 was due to the financial difficulty of one of our customers. We anticipate that our general and administrative expenses will remain flat or be lower in future periods.

Stock Based Compensation Expenses

Stock based compensation expenses decreased $0.1 million for the three months ended June 30, 2003 compared to the same period last year.  For the six months ended June 30, 2003, stock based compensation expense had a benefit of $3.3 million compared to $39,000 for the same period last year.  Stock compensation expense primarily resulted from the difference between the fair value of our common stock and the grant price for stock options granted to employees on the date of grant.   Stock compensation benefits resulted from the reversal of previously recorded stock compensation expense on forfeited shares. The benefit realized in 2002 was a result of the reduction in workforce that occurred in the first half of 2002, and the benefit realized in 2003 was a result of forfeited shares that occurred as part of our voluntary offer to eligible employees in February 2003 to exchange certain outstanding stock options to purchase shares of our common stock.

We amortize the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. For the three and six month periods ended June 30, 2003 and 2002, stock-based compensation expense consisted of (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Amortization of deferred stock compensation expense	$709	$3,762	$1,729	$8,497
Benefit due to reversal of previously recorded stock compensation expense on forfeited shares	(58)	(2,869)	(5,053)	(8,106)
Compensation expense (benefit) relating to non-employees	1	(169)	2	(382)
Compensation expense relating to cancellation of prior notes receivable and issuance of notes receivable	—	—	—	30
Compensation expense relating to exchange of stock options	1	—	4	—

	$653	$724	$(3,318)	$39

Restructuring Charges

We responded to continuing market declines in 2002, by implementing restructuring actions. We began our workforce reduction in the first half of 2002 by reducing our workforce by approximately 35%. As a result of these actions, we recorded restructuring charges of $3.3 million and $4.5 million for the three and six months ended June 30, 2002 respectively, relating to severance and related charges, facilities and lease cancellations and equipment write-offs. There were no restructuring charges recorded in 2003.

Amortization and Impairment of Intangibles

As of January 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. For the three and six months ended June 30, 2003 amortization of intangibles decreased $2.2 million and $4.3 million, respectively, compared to the same periods last year.  In 2002, we discontinued the development of certain technology obtained from the acquisition of Optaphone Networks, Inc. and we recorded a related impairment charge of approximately $0.7 million. We generally amortize intangibles over a period of three to five years. For more information, see Note 3 to the unaudited condensed consolidated financial statements.

Interest expense and other income (expense), net

For the three months ended June 30, 2003, interest expense and other income (expense), net decreased $1.1 million from $1.7 million for the same period last year. For the six months ended June 30, 2003, interest expense and other income (expense), net decreased $3.0 million from $4.1 million for the same period last year. The detail is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest expense	$(990)	$(1,846)	$(2,005)	$(4,145)
Interest income	45	75	96	153
Other income (expense)	393	107	824	(107)

	$(552)	$(1,664)	$(1,085)	$(4,099)

Interest expense decreased for the three and six months ended June 30, 2003 as compared to the same periods last year due mainly to a decrease in the amount of borrowings. The average debt balance decreased 51% for the six months ended June 30, 2003 compared to the same period last year.

Interest income decreased for the three and six months ended June 30, 2003 as compared to the same periods last year due to lower average cash balances throughout the year.

Liquidity and Capital Resources

To date, we have primarily financed our operations through private sales of our capital stock and borrowings under various debt arrangements.

In November 1999, we issued 125.0 million shares of Series A redeemable convertible preferred stock to investors in exchange for a maximum capital commitment of $500.0 million. As of June 30, 2003, we have received the full $500.0 million.

In August 2000, we entered into a $70.0 million five-year operating lease for office headquarters, research and product development, and manufacturing facilities in Oakland, California. In March 2001, we exercised our option to purchase the land and buildings for $52.7 million. In April 2001, we borrowed $35.0 million under a secured real estate loan facility with a financial institution. Borrowings under the loan accrue interest at 8.3% for the first six months and are adjusted biannually based on the six-month LIBOR rate, with the floor being 8% and the ceiling 14.3%. This agreement requires us to keep $6.0 million of restricted cash as security for all obligations under the loan agreement. This debt was fully collateralized by land and buildings with a net book value of $59.5 million as of December 31, 2001. In 2002, we recorded an impairment charge of $40.4 million relating to the building. The carrying value was reduced to $20.2 million.  The seller of the land retained the rights to repurchase the undeveloped portion for approximately $1.5 million subject to certain conditions.

In December 2002, we entered into a credit facility with Silicon Valley Bank that allows us to borrow up to $25.0 million on a secured, revolving basis. Amounts advanced under the credit facility are subject to underlying eligible accounts receivable. Under the terms of the agreement, borrowings accrue interest at prime or LIBOR with a spread that varies based on certain financial criteria. As of June 30, 2003, we have borrowed $9.0 million under this credit facility at an interest rate of 6.25%. A fee of 0.5% is assessed on any undrawn amounts. The agreement contains financial covenants which we were in compliance with at June 30, 2003.

In February 2003, we entered into a secured note and warrant purchase agreement with certain purchasers that provides that we may borrow up to $30.0 million from such purchasers, of which $25.0 million has been committed to, pursuant to the issuance of promissory notes. Such purchasers include executive officers, directors and 5% stockholders. Each promissory note will bear interest at five percent per year and will mature on the date which is the earlier of one year from the date of issuance, the closing of an equity financing with an aggregate gross offering price of at least $10 million, or upon an event of liquidation or default. We have not issued any promissory notes to date.

On July 27, 2003, we entered into a definitive merger agreement with Tellium, Inc. Under the terms of the agreement, as a result of the proposed merger, our current stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and 40% will be held by Tellium’s stockholders.  This transaction is subject to the approval of both companies’ security holders, regulatory review as well as other customary closing conditions. This transaction is expected to close in the fall of 2003 and may require substantial cash payments.

On July 29, 2003, we borrowed $2.0 million for working capital purposes from Mory Ejabat, Chairman and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of our proposed merger with Tellium, Inc. or upon an event of liquidation or default.

On August 7, 2003, we borrowed $2.0 million for working capital purposes from Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of our proposed merger with Tellium, Inc. or upon an event of liquidation or default.

At June 30, 2003, cash, cash equivalents and short-term investments were $2.0 million. This compares with $10.6 million at December 31, 2002. The decrease in cash, cash equivalents and short-term investments of $8.6 million was attributable to cash used in operating activities of $10.7 million offset by cash provided by financing activities of $2.1 million.

Net cash used in operating activities for the six months ended June 30, 2003 was $10.7 million compared to $5.1 million for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003, consisted of the net loss of $5.7 million, adjusted for non-cash charges totaling $1.3 million, as well as decreases in accrued liabilities and other of $8.9 million and accounts receivable of $4.3 million, offset by an increase in inventory of $2.6 million. The increase in net cash used in operating activities for the six months ended June 30, 2003 compared to the same period last year is due primarily to a decrease in depreciation and amortization charges, stock-based compensation and accrued liabilities, offset by the increase in inventory.

Net cash used in investing activities for the six months ended June 30, 2003 was minimal compared to $0.4 million for the six months ended June 30, 2002.

Net cash provided by financing activities for the six months ended June 30, 2003 was $2.1 million compared to $6.1 million used in financing activities for the six months ended June 30, 2002.   The change in the six months ended June 30, 2003 from the same period last year is due primarily to borrowings under our credit facilities.

Increasingly, as a result of the financial demands of major network deployments and difficulty in accessing capital markets, network service providers are looking to their suppliers for financing assistance. From time to time we may provide or commit to extend credit or credit support to our customers. This financing may include extending credit to customers or guaranteeing the indebtedness of customers to third parties. Depending upon market conditions, we may seek to factor these arrangements to financial institutions and investors to free up our capital and reduce the amount of our financial commitments for such arrangements. Our ability to provide customer financing is limited and depends upon a number of factors, including our capital structure, the level of our available credit and our ability to factor commitments to third parties. Any extension of financing to our customers will limit the capital that we have available for other uses.

We believe that our existing cash and cash equivalents, and available credit facilities will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we may require additional funds if our revenues or expenses fail to meet our current projections or to support other purposes and may need to raise additional funds through debt or equity financing or from other sources. There can be no assurances that additional funding will be available at all, or that if available, such financing will be obtainable on terms favorable to us.

RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q, before making any investment decisions regarding our company. Each of these risk factors could adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Industry

We have entered into a merger agreement with Tellium, Inc. Failure to complete the merger with Tellium could have an adverse effect on our business, financial condition, and results of operations.

We have entered into a merger agreement with Tellium, Inc. On completion of the merger, our existing security holders would own approximately 60% of the combined company’s outstanding securities on a fully-converted basis. The merger is subject to the approval of the stockholders of both Zhone and Tellium. It is also subject to a number of other closing conditions. There can be no assurance that the merger will occur or, if it does, what effect it will have on our business, financial condition, and results of operations.  We expect to complete the merger in the fall of 2003.  If the merger with Tellium is not completed, we could suffer a number of consequences that would adversely effect our business, including:

•

the diversion of management’s attention from our day-to-day business and the unavoidable disruption of our employees and our relationships with customers as a result of efforts, and uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs, which, in turn, may lead to a loss of market position;

•	the significant expenses we have incurred and will continue to incur in connection with the proposed transaction; and;

•	the possibility that termination of the merger agreement under some circumstances would require us to pay Tellium a termination fee of $3 million or to reimburse expenses incurred by Tellium.

We intend to prepare a joint proxy statement/prospectus that will be filed with the Securities and Exchange Commission and mailed to all holders of Zhone stock.  The joint proxy statement/prospectus will contain important information about Zhone, Tellium and the proposed merger, risks related to the merger and the combined company and related matters.  We urge you to read the definitive joint proxy statement/prospectus.

We may not achieve the benefits we expect from the merger with Tellium, which may have a material adverse effect on the combined company’s business, financial condition, and results of operations.

The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including timely, efficient and successful execution of a number of post-merger strategies, including:

•	combining the operations of the two companies;

•	integrating and managing the combined company;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies;

•

resolving the outstanding management loans Tellium has with three of their executive officers, including any claims these Tellium executive officers may assert under the terms of agreements they signed in July 2002 that were determined by Tellium board of directors to be void and unenforceable against Tellium;

•	retaining strategic partners of each company; and

•	creating and maintaining uniform standards, controls, procedures, policies, and information.

The execution of these post-merger strategies will involve considerable risks and may not be successful.  These risks include:

•	the potential disruption of the combined company’s ongoing business and distraction of its management;

•	unanticipated expenses and potential delays related to integration of technology and other resources of the two companies;

•

the significant expenses the combined company will incur in connection with the proposed transaction, including transaction and severance costs and costs in connection with resolving the outstanding management loans Tellium has with three of their executive officers;

•	the impairment of relationships with employees, suppliers, and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with the merger and the combined operations.

Failure to overcome these risks or any other problems encountered in connection with the merger could slow the growth of the combined company or lower the quality of its services, which could reduce customer demand and have a material adverse effect on our business, financial condition and results of operations.

Our future operating results are difficult to predict due to our limited operating history.

We began operations in September 1999. Although we expect that our internally developed Single Line Multi-Service, or SLMS, product line will account for a substantial portion of our revenue growth in the future, to date we have generated a significant portion of our revenue from sales of product lines that we acquired from other companies. Due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base operating expense budgets.

If demand for our SLMS products does not develop, then our results of operations and financial condition will be adversely affected.

Our future growth depends significantly on our ability to successfully develop, enhance and market our SLMS products to the network service provider market. Most network service providers have made substantial investments in their current infrastructure, and they may elect to remain with their current architectures or to adopt new architectures, such as SLMS, in limited stages or over extended periods of time. A decision by a customer to purchase our SLMS products will involve a significant capital investment. We will need to convince these service providers of the benefits of our products for future upgrades or expansions. We do not know whether a viable market for our SLMS products will develop or be sustainable. If this market does not develop or develops more slowly than we expect, our business, financial condition and results of operations will be seriously harmed.

We have a history of losses and may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

We have incurred significant net losses since inception. We had an accumulated deficit of approximately $575.4 million from inception in September 1999 through June 30, 2003. We cannot assure you that we will ever generate sufficient revenue to achieve or sustain profitability. Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that may affect us include the following:

•	commercial acceptance of our SLMS products;

•	fluctuations in demand for network access products;

•	the length and variability of the sales cycles for our products;

•	the timing and size of sales of our products;

•	our customers’ ability to finance their purchase of our products as well as their own operations;

•	our ability to forecast demand for our products;

•	the ability of our company and our contract manufacturers to attain and maintain production volumes and quality levels for our products;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increases in the prices of the components we purchase;

•	new product introductions and enhancements by our competitors;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the timing and magnitude of prototype expenses;

•	our ability to attract and retain key personnel;

•	our sales of common stock or other securities in the future;

•	costs related to acquisitions of technologies or businesses; and

•	general economic conditions as well as those specific to the communications, Internet and related industries.

We have large fixed expenses, and expect to continue to incur costs for research and product development, sales and marketing, customer support and general and administration. Our operating expenses are largely based on anticipated personnel requirements and revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more on research and development than originally budgeted to respond to industry trends. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. Given our stage of development, and the rate at which competition in our industry is intensifying, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to increase our revenue, or if we experience delays in generating or recognizing revenue, we will continue to incur substantial operating losses.

Our target customer base is concentrated, and the loss of one or more of our customers could harm our business.

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During the three and six months ended June 30, 2003 and 2002, two customers accounted for approximately 34% and 30% of our revenue, respectively. During the three and six months ended June 30, 2002, two customers accounted for approximately 26% and 24% of our revenue. Substantially all of our future revenue will depend on sales of our products to a limited number of potential customers. Any failure of one or more communications service providers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

The long and variable sales cycles for our products may cause revenue and operating results to vary significantly from quarter to quarter.

The target customers for our products have substantial and complex networks that they traditionally expand in large increments on a periodic basis. Accordingly, our marketing efforts are largely focused on prospective customers that may purchase our products as part of a large-scale network deployment. Our target customers typically require a lengthy testing and product qualification process, a portion of which is often funded by us, prior to any final decision to purchase our products. Throughout this sales and qualification cycle, we are often required to spend considerable time and incur significant expense educating and providing information to prospective customers about the uses and features of our products.

Once a company makes the final decision to purchase our products, it may deploy our products slowly. The timing of deployment of our products varies widely, and depends on a number of factors, including:

•	our customers’ skill sets;

•	geographic density of potential subscribers;

•	the degree of configuration necessary to deploy our products; and

•	our customers’ ability to finance their purchase of our products as well as their operations.

As a result of any of these factors, our revenue and operating results may vary significantly from quarter to quarter.

Capital constraints in the telecommunications industry could restrict the ability of our customers to buy our products.

The telecommunications industry has recently experienced extreme capital constraints. The reduction of capital equipment acquisition budgets or the inability of our target customers to obtain capital could cause them to reduce or discontinue purchase of our products, and as a result we could experience reduced revenues or operating results. In addition, many of the target customers for our products are emerging companies with limited operating histories. These companies require substantial capital for the development, construction and expansion of their businesses. Neither equity nor debt financing may be available to these companies on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers and realize revenue from any such sales could be harmed. In addition, to the extent we choose to provide financing to these prospective customers, we will be subject to additional financial risk which could increase our expenses.

The success of our business depends on our executive officers and key employees, and the loss of the services of one or more of them could harm our business.

Our future success depends upon the continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships that we rely on to build our business, particularly Morteza Ejabat, our co-founder, Chairman and Chief Executive Officer. The loss of the services of any of our key employees, including Mr. Ejabat, could delay the development and production of our products and negatively impact our ability to maintain customer relationships, which would harm our business, financial condition and results of operations.

If we are unable to successfully manage and expand our international operations, our business could be harmed.

We currently have international operations consisting of sales, technical support and marketing teams in China, Hong Kong, Japan, Singapore and Italy. We expect to continue expanding our international operations in the future. The successful management and expansion of our international operations requires significant human and financial resources. Further, our international operations may be subject to certain risks and challenges that could harm our operating results, including:

•	expenses associated with developing and customizing our products for foreign countries;

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	fluctuations in currency exchange rates;

•	longer sales cycles for our products;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	reduced protection for intellectual property rights;

•	potentially adverse tax consequences; and

•	changes in a country’s or region’s political and economic conditions.

Any of these factors could harm our existing international operations and business or impair our ability to continue expanding into international markets.

Risks Related to the Communications Industry

The market we serve is highly competitive and, as an early stage company, we may not be able to achieve or maintain profitability.

Competition in the communications equipment market is intense. We are aware of many companies in related markets that address particular aspects of the features and functions that our products will provide. Currently, our primary competitors include large equipment companies, such as Advanced Fibre Communications, Alcatel, Lucent Technologies and UT Starcom. We also may face competition from other large communications equipment companies or other companies with significant market presence and financial resources that may enter our market in the future. In addition, a number of new public and private companies have announced plans for new products to address the same network needs that our products address, both domestically and abroad. Some of these international companies have lower cost structures.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do and may be able to undertake more extensive marketing efforts, adopt more aggressive pricing policies and provide more customer financing than we can. Moreover, our competitors may foresee the course of market developments more accurately than we do and could develop new technologies that render our products less valuable or obsolete.

      In our markets, competitive factors include:

•	performance;

•	reliability and scalability;

•	ease of installation and use;

•	interoperability with existing products;

•	upgradeability;

•	geographic footprints for products;

•	ability to support customer financing;

•	breadth of services;

•	price;

•	technical support and customer service; and

•	brand recognition.

If we are unable to compete successfully against our current and future competitors, we may have difficulty obtaining customers, and we could experience price reductions, order cancellations, increased expenses and reduced gross margins, any of which would harm our business, financial condition and results of operations.

The communications industry is subject to government regulations, which could harm our business.

The Federal Communications Commission, or FCC, has jurisdiction over the entire communications industry in the United States and, as a result, our existing and future products and our customers’ products are subject to FCC rules and regulations. Current and future FCC rules and regulations affecting communications services could negatively affect our business. The uncertainty associated with future FCC decisions may result in telephone companies delaying decisions regarding expenditures for equipment for broadband services. In addition, international regulatory bodies establish standards that may govern our products in foreign markets. Domestic and international regulatory requirements could result in postponements or cancellations of product orders, which would harm our business, financial condition and results of operations. Further, we cannot be certain that we will be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business.

We are subject to general economic and market conditions.

Our business is subject to the effects of general economic conditions in the United States and worldwide, and to market conditions in the telecommunications and networking industries in particular. For example, in fiscal 2001 and fiscal 2002, our operating results were adversely affected by unfavorable global economic conditions, the failure of a number of communications service providers and reduced capital spending by many other communications service providers. These adverse conditions resulted in a smaller market that is more difficult to predict and caused a substantial reduction in demand for telecommunications equipment, including our products.

Certain trends and factors that affect the telecommunications industry, which are beyond our control and may affect our operations, include:

•

adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;

•	visibility to, and the actual size and timing of, capital expenditures by our customers;

•	inventory practices, including the timing of product and service deployment, of our customers;

•	conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;

•	governmental regulation or intervention affecting communications or data networking; and

•

the effects of war and acts of terrorism, such as disruptions in general global economic activity, changes in logistics and security arrangements and reduced customer demand for our products and services.

If the economic conditions in the United States and globally do not improve, or if they worsen from current levels, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

Risks Related to Our Products

Because our products are complex and will be deployed in complex environments, our products may have defects that we discover only after full deployment, which could seriously harm our business.

Our products are complex and are designed to be deployed in large quantities across complex networks. Because of the nature of these products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our customers may discover errors or defects in our hardware or software, or our products may not operate as expected, after they have been fully deployed. If we are unable to fix defects or other problems that may be identified after full deployment, we could experience:

•	loss of revenue and market share;

•	loss of existing customers;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

Defects, integration issues or other performance problems in our products could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly and would put a strain on our management and resources. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations.

If we fail to enhance our existing products or develop and introduce new products that meet changing customer requirements and technological advances, our ability to sell our products would be materially and adversely affected.

Our target markets are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and changes in communications offerings from network service providers. Our future success will significantly depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. We may not have sufficient resources to successfully and accurately anticipate technological and market trends, manage long development cycles or develop, introduce and market new products and enhancements. We currently license technology, and from time to time, we may be required to license additional technology from third parties to sell or develop our products and product enhancements. We cannot assure you that our existing and future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

Our business will be adversely affected if we are unable to protect our intellectual property rights from third-party challenges.

We rely on a combination of copyright, patents, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In the future we may become involved in disputes over intellectual property, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.

We or our customers may be party to litigation in the future to protect our intellectual property or to respond to allegations that we infringe others’ intellectual property. We may receive in the future communications from third parties inquiring about their interest in licensing certain of the third party's intellectual property or more generally identifying intellectual property that may be the basis of a future infringement claim. We have received letters from Lucent Technologies stating that many of our products are using technology covered by or related to Lucent patents and inviting us to discuss a licensing arrangement with Lucent. To date, no lawsuit or other formal action has been filed by Lucent. However, we and Tellium cannot assure you that we would be successful in defending against any Lucent infringement claims. To the extent we are not successful in defending such claims, we may be subject to substantial damages (including possible treble damages and attorneys' fees).

If a party accuses us of infringing upon its proprietary rights, we would have to defend ourselves and possibly our customers against the alleged infringement. We cannot assure you that we would prevail in any intellectual property litigation, given its complex technical issues and inherent uncertainties. If we are unsuccessful in any such litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Intellectual property litigation, regardless of its outcome, would likely be time consuming and expensive to resolve. Any such litigation could force us to stop selling, incorporating or using our products that include the challenged intellectual property, or redesign those products that use the technology. In addition, if a party accuses us of infringing upon its proprietary rights, we may have to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Product Manufacturing

Our reliance on Solectron for all of our manufacturing requirements could cause us to lose orders if this third party manufacturer fails to satisfy our cost, quality and delivery requirements.

We currently contract with Solectron for most of our manufacturing requirements. Any manufacturing disruption could impair our ability to fulfill orders. Our future success will depend, in significant part, on our ability to have Solectron or others manufacture our products cost-effectively and in sufficient volumes. We face a number of risks associated with our dependence on third-party manufacturers including:

•	reduced control over delivery schedules;

•	the potential lack of adequate capacity during periods of excess demand;

•	manufacturing yields and costs;

•	quality assurance;

•	increases in prices; and

•	the potential misappropriation of our intellectual property.

We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of product. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we can effectively manage our contract manufacturer or that this manufacturer will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

In the future, we may seek to use additional contract manufacturers. We may experience difficulty in locating and qualifying suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements. Further, new third-party manufacturers may encounter difficulties in the manufacture of our products resulting in product delivery delays.

We depend on sole or limited source suppliers for several key components. If we are unable to obtain these components on a timely basis, we will be unable to meet our customers’ product delivery requirements, which would harm our business.

We currently purchase several key components from single or limited sources pursuant to limited term supply contracts. If any of our sole or limited source suppliers experiences capacity constraints, work stoppages or any other reduction or disruption in output, it may be unable to meet our delivery schedule. Our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, stop selling their products or components to us at commercially reasonable prices, refuse to sell their products or components to us at any price or be unable to obtain or have difficulty obtaining components for their products from their suppliers.

In these events, we could be forced to commence a time consuming and difficult process of identifying and qualifying an alternative supplier of the key components. There is no guarantee that such a search would be successful. If we do not receive critical components from our suppliers in a timely manner, we will be unable to meet our customers’ product delivery requirements. Any failure to meet a customer’s delivery requirements could harm our reputation and decrease our sales, which would harm our business, financial condition and results of operations.

Our headquarters and certain suppliers are all located in Northern California where natural disasters or service outages or restrictions could occur and harm our facilities and key personnel, which would restrict or prevent us from providing services to our customers.

Our corporate headquarters and principal research and development center and product testing facilities as well as many of our suppliers are located in Northern California, which has historically been vulnerable to natural disasters, such as earthquakes, fires and floods. In addition, this area has historically been rapidly growing and large demands on infrastructure services, including electrical and other utility services, could result in significant or more frequent outages or restrictions on the use of such services. The occurrence of a natural disaster or such service outages or restrictions might disrupt the local economy and pose physical risks to our employees and our property. We do not presently have redundant, multiple site capacity in the event of a natural disaster or service outages or restrictions. Accordingly, in the event of a disaster or service outages or restrictions adversely affecting our operations, our business would suffer.

If we fail to attract and retain qualified personnel, our business might be harmed.

Our future success will depend in large part upon our ability to identify, attract and retain qualified individuals, particularly research and development and customer service engineers and sales and marketing personnel. Our products are generally of a highly technical nature, and therefore require a sophisticated sales effort targeted at several key people within each prospective customer’s organization. Our target customers are large network service providers that require high levels of service and support from our customer service engineers and our sales and marketing personnel. Competition for these employees in our industry and in the San Francisco Bay Area in particular, as well as other areas in which we recruit, may be intense, and we may not be successful in attracting or retaining these personnel. If we are not able to hire the kind and number of marketing and sales personnel and customer service engineers required by our product offerings and customers, we may not reach the level of sales necessary to achieve profitability or may be impaired from meeting existing customer demands, either of which could materially harm our business.

Our business will suffer if we fail to properly manage our growth and continually improve our internal controls and systems.

We have expanded our operations rapidly since our inception. The number of our employees has grown from eight as of September 30, 1999 to 234 as of June 30, 2003. As our business grows, we expect to increase the scope of our operations and the number of our employees. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. To manage our growth properly, we must:

•	hire, train, manage and retain qualified personnel, including engineers and research and development personnel;

•	carefully manage and expand our manufacturing relationships and related controls and reporting systems;

•	effectively manage multiple relationships with our customers, suppliers and other third parties;

•	implement additional operational controls, reporting and financial systems and procedures; and

•	successfully integrate employees of acquired companies.

Failure to do any of the above in an efficient and timely manner could seriously harm our business, financial condition and results of operations.

Any strategic acquisitions or investments we make could disrupt our business and seriously harm our financial condition.

On an ongoing basis, we expect to consider acquisitions of, or investments in, complementary companies, products or technologies to supplement our internal growth. Since inception, we have acquired eight companies or product lines, and we are likely to acquire additional businesses, products or technologies in the future. On July 27, 2003, we entered into a merger agreement with Tellium, Inc. pursuant to which our current stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and Tellium’s stockholders will own approximately 40% of the combined company’s outstanding shares on a fully converted basis. We may encounter difficulties identifying and acquiring suitable candidates on reasonable terms.

If we do complete future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities;

•	incur amortization expenses related to goodwill and other intangible assets; or

•	incur large and immediate write-offs.

Any strategic acquisitions or investments that we make in the future will involve numerous risks, including:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s time and attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of acquired companies.

We do not know whether we will be able to successfully integrate the businesses, products, technologies or personnel that we might acquire in the future or that any strategic investments we make will meet our financial or other investment objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

If we are unable to obtain additional capital to fund our existing and future operations, we may be required to reduce the scope of our planned product development and marketing and sales efforts, which would harm our business, financial condition and results of operations.

The development and marketing of new products and the expansion of our direct sales operation and associated support personnel requires a significant commitment of resources. We may incur significant operating losses or expend significant amounts of capital if:

•	the market for our products develops more slowly than anticipated;

•	we fail to establish market share or generate revenue at anticipated levels;

•	our capital expenditure forecasts change or prove inaccurate; or

•	we fail to respond to unforeseen challenges or take advantage of unanticipated opportunities.

As a result, we may need to raise substantial additional capital. Additional capital, if required, may not be available on acceptable terms, or at all. If additional capital is raised through the issuance of debt securities, the terms of such debt could impose financial or other restrictions on our operations. If we are unable to obtain additional capital or are required to obtain additional capital on terms that are not favorable to us, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which would harm our business, financial condition and results of operations.

Risks Related to Our Equity

Insiders have substantial control over us, including the ability to influence the outcome of key transactions, including our sale to another company.

Our executive officers, directors and entities affiliated with them beneficially own, in the aggregate, approximately 78% of our outstanding common stock and substantially all of our outstanding preferred stock. These stockholders, if acting together, will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders.

There is no public market for our common stock and there may never be one, and we cannot predict what the offering or trading price of our common stock in any public market might be.

There is no public market for our common stock, and we cannot assure you that there will ever be one. If we ever sell our common stock in a public offering, the initial public offering price for our common stock will be determined through our negotiations with the underwriters and may not bear any relationship to the price at which our capital stock was sold before the offering or any other established criteria of our value. We cannot predict the prices at which any of our common stock sold in a public offering would trade at any time in the future.

Our stockholders will incur dilution as a result of the exercise of outstanding options and warrants and any future sale of equity or equity-linked debt securities.

The exercise of outstanding options and warrants and the future sale of any equity or equity-linked debt securities, including any additional securities issued in connection with acquisitions, will result in dilution to our then-existing stockholders. Any dilution resulting from the future sale of equity or equity-linked debt securities will be more substantial if the price paid for such securities is less than the price paid by our then-existing stockholders for our outstanding capital stock.

We do not plan to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends to our stockholders in the foreseeable future. Accordingly, our stockholders must rely on sales of their capital stock after price appreciation, which may never occur, as the only way to realize on their investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash, Cash Equivalents and Short-Term Investments

Zhone considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002

Cash and cash equivalents:
Cash	$1,935	$10,411
Money market funds	43	126
Repurchase agreements	—	77

	$1,978	$10,614

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high-credit standing.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We do not hold financial instruments for trading or speculative purposes. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments of high credit quality and relatively short average maturities. We do not consider our cash and cash equivalents to be subject to interest rate risk due to their short maturities. All short-term investments mature in three months or less.

Foreign Currency Risk

We transact business in various foreign countries. Substantially all of our assets are located in the United States. We have product development activities in Canada and sales operations throughout Europe, Asia, the Middle East and Latin America. Accordingly, our operating results are also exposed to changes in exchange rates between the U.S. dollar and those currencies. During 2003 and 2002, we did not hedge any of our local currency cash flows. While our financial results to date have not been materially affected by any changes in currency exchange rates, devaluation of the U.S. dollar against these currencies may affect our future operating results.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Litigation

On March 27, 2003, HeliOss Communications, Inc. filed suit against us in the Superior Court of the State of California, County of Alameda, in an action entitled HeliOss Communications, Inc. v. Zhone Technologies, Inc., case no. RG 03088921. The case arises out of an August 2001 agreement pursuant to which HeliOss agreed to build certain custom wireless telecommunications radios for resale to one of our customers.  Although our customer rejected the products because they did not meet the customer’s specifications, HeliOss asserts that the products met specifications.  HeliOss alleges claims for breach of contract, fraud, negligence and negligent interference with economic advantage and seeks approximately $4 million exclusive of interest, incidental and punitive damages. On May 6, 2003, we filed an answer and generally denied HeliOss’ claims, and filed a cross-complaint asserting that the products were not conforming, and that HeliOss deliberately and repeatedly misled us into believing that it could timely provide product that met specifications.  The cross-complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, breach of warranty, unjust enrichment, account stated, rescission, intentional misrepresentation, concealment, and negligent misrepresentation, and seeks damages in excess of $4 million, exclusive of interest and punitive damages.  We believe that we have meritorious defenses to HeliOss’ claims, as well as valid cross-claims against HeliOss.  Nonetheless, these claims, even if without merit, could be expensive, time-consuming to defend, and divert management’s attention from the operation of our business. If we do not prevail, we may be required to pay a substantial damage award.

From time to time, we may be involved in additional litigation relating to claims arising out of our operations. We are not currently engaged in any legal proceedings that, individually or in the aggregate, we expect would have a material adverse effect on our business.

Item 2.	Changes in Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 27, 2003, we filed a current report on Form 8-K related to the announcement of the Agreement and Plan of Merger by and among Tellium, Inc., Zebra Acquisition Corp. and Zhone Technologies, Inc., dated as of July 27, 2003 and Zhone’s financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: August 14, 2003	By:	/s/ MORTEZA EJABAT

	Name:	Morteza Ejabat
	Title:	Chief Executive Officer