Form 10-Q/A
period 2003-06-30
ZHONE TECHNOLOGIES INC
filed 2003-10-10
CIK 1097703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

AMENDMENT NO. 1 TO
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

Zhone Technologies, Inc.
FORM 10-Q
Quarter Ended June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2003	2002(1)

	(As Restated)	(As Restated)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,978	$10,614
Accounts receivable, net of allowances for sales return and doubtful accounts of $7,576 and $7,969, respectively	12,953	14,997
Inventories	23,839	18,873
Prepaid expenses and other current assets	1,468	1,546

Total current assets	40,238	46,030
Property and equipment, net	22,773	23,512
Goodwill	74,911	70,828
Other acquisition-related intangible assets, net	16,981	15,978
Restricted cash	6,513	6,313
Other assets	1,022	1,302

Total assets	$162,438	$163,963

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,998	$12,279
Line of credit	9,032	4,614
Current portion of long-term debt	3,923	4,781
Accrued and other liabilities	25,771	32,313

Total current liabilities	52,724	53,987
Long-term debt, less current portion	32,442	33,922
Other long-term liabilities	8,829	8,806

Total liabilities	93,995	96,715

Commitments and contingencies (see Note 10)
Series AA redeemable convertible preferred stock, $0.001 par value.
Authorized, issued, and outstanding 62,500 shares; redemption and liquidation value of $250,000 as of December 31, 2002	—	146,246
Series B redeemable convertible preferred stock, $2.0238 par value.
Authorized 17,000 shares; issued and outstanding 11,469 shares; redemption and liquidation value of $23,211 as of December 31, 2002	—	19,644

	—	165,890
Stockholders’ equity (deficit):
Series AA convertible preferred stock, $0.001 par value.
Authorized, issued, and outstanding 62,500 shares; liquidation value of $250,000 as of June 30, 2003	157,985	—
Series B convertible preferred stock, $2.0238 par value.
Authorized 51,000 shares; issued and outstanding 20,470 shares; liquidation value of $41,427 as of June 30, 2003	30,730	—
Common stock, $0.001 par value. Authorized 135,000 and 110,000 shares; issued and outstanding 15,598 and 15,484 shares as of June 30, 2003 and December 31, 2002, respectively	16	15
Additional paid-in capital	471,847	491,882
Notes receivable from stockholders	(550)	(550)
Deferred stock compensation	(5,702)	(11,340)
Other comprehensive loss	(42)	(67)
Accumulated deficit	(585,841)	(578,582)

Total stockholders’ equity (deficit)	68,443	(98,642)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$162,438	$163,963

(1) Derived from the audited financial statements of Zhone Technologies, Inc. and subsidiaries.

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(As Restated)		(As Restated)
Net revenue	$20,534	$30,506	$37,609	$60,687
Cost of revenue	11,147	18,883	20,896	37,407
Stock-based compensation	159	91	(286)	—

Gross profit	9,228	11,532	16,999	23,280

Operating expenses:
Research and product development (excluding $553, $324, $(710) and $24 of stock-based compensation for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively)	4,454	7,261	10,198	17,418
Sales and marketing (excluding $394, $221, $(658) and $5 of stock-based compensation for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively)	4,271	5,018	8,548	10,818
General and administrative (excluding $193, $88, $(62), and $10 of stock-based compensation for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, respectively)	1,159	3,229	1,924	6,068
Restructuring charges	—	3,262	—	4,532
Stock-based compensation	1,140	633	(1,430)	39
Amortization and impairment of intangible assets	2,053	4,349	3,836	8,099

Total operating expenses	13,077	23,752	23,076	46,974

Operating loss	(3,849)	(12,220)	(6,077)	(23,694)
Interest expense and other income (expense), net
Interest expense	(945)	(1,771)	(1,909)	(3,992)
Other income (expense), net	393	107	824	(107)

Interest expense and other income (expense), net	(552)	(1,664)	(1,085)	(4,099)

Loss before income taxes	(4,401)	(13,884)	(7,162)	(27,793)
Income tax provision	56	36	97	79

Net loss	(4,457)	(13,920)	(7,259)	(27,872)
Accretion on preferred stock	(2,082)	(944)	(12,700)	(1,812)

Net loss applicable to holders of common stock	$(6,539)	$(14,864)	$(19,959)	$(29,684)

Basic and diluted net loss per share applicable to holders of common stock	$(0.44)	$(1.61)	$(1.40)	$(3.22)

Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	14,710	9,253	14,259	9,218

All per share amounts have been retroactively adjusted to reflect the one-for-ten reverse split of common stock (See Note 1(k)).

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,

	2003	2002

	(As Restated)
Cash flows from operating activities:
Net loss	$(7,259)	$(27,872)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,633	13,199
Stock-based compensation	(1,716)	39
Loss on disposal of equipment	—	3,262
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,342	8,567
Inventories	(2,611)	10,151
Prepaid expenses and other current assets	78	(400)
Other assets	78	189
Accounts payable	630	2,453
Accrued liabilities and other	(8,879)	(14,664)

Net cash (used in) provided by operating activities	(10,704)	(5,076)

Cash flows from investing activities:
Purchases of property and equipment	(57)	(2,490)
Proceeds from sale of property and equipment	—	94
Purchases of short term investment	—	(11)
Proceeds from sale of short term investment	—	1,991

Net cash (used in) provided by investing activities	(57)	(416)

Cash flows from financing activities:
Net borrowings under line of credit facilities	4,418	(17,726)
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	63,700
Proceeds from issuance of common stock and warrants, net of repurchases	20	(1,680)
Repayment of debt	(2,338)	(51,038)
Payment of loan from employees	—	683

Net cash (used in) provided by financing activities	2,100	(6,061)

Effect of exchange rate changes on cash	25	32

Net (decrease) in cash and cash equivalents	(8,636)	(11,521)
Cash and cash equivalents at beginning of period	10,614	22,154

Cash and cash equivalents at end of period	$1,978	$10,633

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$(128)	$(41)
Interest	(1,867)	(2,157)
Non-cash investing and financing activities:
Series B redeemable convertible preferred stock issued for acquisition	10,125	—

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

The Company has incurred recurring losses from operations and has an accumulated deficit of $585.8 million as of June 30, 2003. The Company has financed operations through private sales of capital stock and borrowings under various debt arrangements. In November 1999, the Company issued 125.0 million shares of Series A redeemable convertible preferred stock to investors in exchange for a maximum capital commitment of $500.0 million. Although the Company has incurred substantial losses and negative cash flows from operations since inception, management anticipates that these losses will decrease as the Company’s products gain market acceptance. In July 2002, the Company completed a restructuring of its equity capitalization, resulting in a reduction of the redemption and liquidation value on Series AA redeemable convertible preferred stock of $250 million. In April 2003, the terms of the redeemable convertible preferred stock were changed to eliminate the redemption feature. In December 2002, the Company established a line of credit agreement with a financial institution for a maximum commitment of $25.0 million. Amounts advanced under the credit facility are subject to underlying eligible accounts receivable. In February 2003, the Company entered into a secured note and warrant purchase agreement with a majority of the original investors for a maximum commitment of up to $25.0 million pursuant to the issuance of promissory notes. In total, the Company has a maximum commitment of $50.0 million on these credit facilities. As of June 30, 2003, total borrowings were $9.0 million. In July 2003, the Company entered into a definitive merger agreement with Tellium, Inc.  Under the terms of the agreement, as a result of the proposed merger, the Company’s current stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and 40% will be held by Tellium’s stockholders. This merger could require substantial cash payments. On July 29, 2003, the Company borrowed $2.0 million for working capital purposes from Mory Ejabat, Chairman and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering. On August 7, 2003, the Company borrowed $2.0 million for working capital purposes from Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. The remaining current debt will be funded through cash flow from operations. To the extent that sufficient cash from operations is not generated, the Company would seek additional equity or debt financing. If the Company is unsuccessful in obtaining additional equity or debt financing, management plans to reduce expenditures. Management believes that it has sufficient available cash equity and debt resources to provide for its working capital needs through at least June 30, 2004.

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

The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(As Restated)		(As Restated)
Net loss, as reported	$(6,539)	$(14,864)	$(19,959)	$(29,684)

Add: Stock based compensation expense included in reported net loss, net of related tax effects	1,299	724	(1,716)	39
Deduct: Total stock based benefit (expense) determined under fair value for all awards, net of related tax	(1,806)	(574)	1,529	372

Pro forma net loss	$(7,046)	$(14,714)	$(20,146)	$(29,273)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.44)	$(1.61)	$(1.40)	$(3.22)

Pro forma – basic and diluted	$(0.48)	$(1.59)	$(1.41)	$(3.18)

(j)	Recent Accounting Pronouncements

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

(2)	Restatement

 In September 2003, in connection with its response to an inquiry from the Securities and Exchange Commission, or SEC, Zhone restated its consolidated financial statements and related disclosures for the six months ended June 30, 2003 and for the year ended December 31, 2002. The restated financial statements reflect the following adjustments:

		•	For the six months ended June 30, 2003 and the year ended December 31, 2002, adjustments to stock-based compensation reflect an increased fair value of Zhone's common stock from $0.10 per share to $1.50 per share. Initially, the Company determined the estimated fair value of the common stock of $0.10 per share based on a substantial discount from the preferred share value due to mandatory redemption rights, liquidation preferences and control features of the preferred shares. The Company has now determined that the fair value of the common stock in July 2002 should have been $1.50 based on a reassessment of the valuation method and assumptions used to determine both the common stock and preferred stock fair value.

		•	Adjustments to Series AA redeemable preferred stock reflect a decrease in the estimated fair value from $170.7 million to $126.5 million, or from $2.73 to $2.02 per share on July 1, 2002. These adjustments were made in order to reflect the corresponding decrease in the estimated fair value of the preferred stock as a result of the higher estimated fair value of common stock described above.

A comparison of the restated and previously reported statements of operations and balance sheet for the six months ended June 30, 2003 follows (in thousands, except per share data):

	Consolidated Statements of Operations for the Three Months Ended June 30, 2003 (unaudited)		Consolidated Statements of Operations for the Six Months Ended June 30, 2003 (unaudited)
	As Restated	As Previously Reported	As Restated	As Previously Reported
Net revenue	$20,534	$20,534	$37,609	$37,609
Cost of revenue (excluding $84 and $(459) of stock-based compensation for the three and six months ended June 30, 2003 previously reported, respectively)	11,147	11,147	20,896	20,896
Stock-based compensation	159	—	(286)	—

Gross profit	9,228	9,387	16,999	16,713

Operating expenses:
Research and product development (excluding $533, $280, $(710) and $(1,368) of stock-based compensation for the three months ended June 30, 2003 restated and previously reported and the six months ended June 30, 2003 restated and previously reported, respectively)	4,454	4,454	10,198	10,198
Sales and marketing (excluding $394, $210, $(658) and $(1,076) of stock-based compensation for the three months ended June 30, 2003 restated and previously reported and the six months ended June 30, 2003 restated and previously reported, respectively)	4,271	4,271	8,548	8,548
General and administrative (excluding $193, $79, $(62), and $(415) of stock-based compensation for the three months ended June 30, 2003 restated and previously reported and the six months ended June 30, 2003 restated and previously reported, respectively)	1,159	1,159	1,924	1,924
Restructuring charges	—	—	—	—
Stock-based compensation	1,140	653	(1,430)	(3,318)
Amortization and impairment of intangible assets	2,053	2,053	3,836	3,836

Total operating expenses	13,077	12,590	23,076	21,188

Operating loss	(3,849)	(3,203)	(6,077)	(4,475)
Interest expense and other income (expense), net
Interest expense	(945)	(945)	(1,909)	(1,909)
Other income (expense), net	393	393	824	824

Interest expense and other income (expense), net	(552)	(552)	(1,085)	(1,085)

Loss before income taxes	(4,401)	(3,755)	(7,162)	(5,560)
Income tax provision	56	56	97	97

Net loss	(4,457)	(3,811)	(7,259)	(5,657)
Accretion on preferred stock	(2,082)	(936)	(12,700)	(5,889)

Net loss applicable to holders of common stock	$(6,539)	$(4,747)	$(19,959)	$(11,546)

Basic and diluted net loss per share applicable to holders of common stock	$(0.44)	$(0.32)	$(1.40)	$(0.81)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	14,710	14,710	14,259	14,259

	Consolidated Balance Sheet As of June 30, 2003 (unaudited)
	As Restated	As Previously Reported
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,978	$1,978
Accounts receivable, net of allowances for sales return and doubtful accounts of $7,576	12,953	12,953
Inventories	23,839	23,839
Prepaid expenses and other current assets	1,468	1,468

Total current assets	40,238	40,238
Property and equipment, net	22,773	22,773
Goodwill	74,911	74,911
Other acquisition-related intangible assets, net	16,981	16,981
Restricted cash	6,513	6,513
Other assets	1,022	1,022

Total assets	$162,438	$162,438

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,998	$13,998
Line of credit	9,032	9,032
Current portion of long-term debt	3,923	3,923
Accrued and other liabilities	25,771	25,771

Total current liabilities	52,724	52,724
Long-term debt, less current portion	32,442	32,442
Other long-term liabilities	8,829	8,829

Total liabilities	93,995	93,995

Commitments and contingencies (see Note 10)	—	—

Stockholders’ equity (deficit):
Series AA convertible preferred stock, $0.001 par value:
Authorized, issued, and outstanding 62,500 shares; liquidation value of $250,000 as of June 30, 2003	157,985	186,480
Series B convertible preferred stock, $2.0238 par value:
Authorized 51,000 shares; issued and outstanding 20,470 shares; liquidation value of $41,427 as of June 30, 2003	30,730	29,090
Common stock, $0.001 par value. Authorized 135,000 and 110,000 shares; issued and outstanding 15,598 shares as of June 30, 2003	16	16
Additional paid-in capital	471,847	432,666
Notes receivable from stockholders	(550)	(550)
Deferred stock compensation	(5,702)	(3,850)
Other comprehensive loss	(42)	(42)
Accumulated deficit	(585,841)	(575,367)

Total stockholders’ equity (deficit)	68,443	68,443

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$162,438	$162,438

(3)	Business Combinations

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(As Restated)		(As Restated)
Net revenue	$20,534	$35,655	$39,792	$78,071
Net loss	(4,457)	(15,455)	(13,838)	(32,464)
Net loss per share-basic and diluted	$(0.30)	$(1.67)	$(0.97)	$(3.52)

Number of shares used in computation-basic and diluted	14,710	9,253	14,259	9,218

(4)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

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

Estimated amortization expense for the fiscal years ending December 31, is as follows (in thousands):

2003	$7,950
2004	$8,200
2005	$4,400
2006	$270

Total	$20,820

The changes in the carrying amount of goodwill are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Beginning balance	$75,060	$70,952	$70,828	$70,952
Goodwill acquired	—	—	4,232	—
Impairment losses	—	(124)	—	(124)
Adjustments	(149)	—	(149)	—

Ending balance	$74,911	$70,828	$74,911	$70,828

(5)	Inventories

Inventories as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

	June 30, 2003	December 31, 2002

Inventories:
Raw materials	$16,826	$13,727
Work in process	5,697	4,446
Finished goods	1,316	700

	$23,839	$18,873

(6)	Redeemable Convertible Preferred Stock

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

Prior to April 17, 2003, the Company was accreting the redeemable convertible preferred stock to its stated redemption price. The Company accreted, by charging paid in capital, $12.7 million on all outstanding Series AA and Series B redeemable convertible preferred stock in 2003, which has been reflected as an increase in the carrying value of the preferred stock. Upon the elimination of the redemption feature for the Series AA and Series B preferred shares, the Company will no longer accrete the convertible preferred stock.  The accretion of the redemption value of the redeemable convertible preferred stock for the three months and six months ended June 30, 2003 was $2.1 million and $12.7 million, respectively, as compared to $0.9 million and $1.8 million for the same periods in 2002.

(7)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(As Restated)		(As Restated)
Numerator:
Net loss	$(4,457)	$(13,920)	$(7,259)	$(27,872)
Accretion on preferred stock	(2,082)	(944)	(12,700)	(1,812)

Net loss applicable to holders of common stock	$(6,539)	$(14,864)	$(19,959)	$(29,684)

Denominator:
Weighted average common stock outstanding	15,552	9,686	15,535	9,739
Adjustment for common stock issued subject to repurchase	(842)	(433)	(1,276)	(521)

Denominator for basic and diluted calculation	14,710	9,253	14,259	9,218

Basic and diluted net loss per share applicable to holders of common stock	$(0.44)	$(1.61)	$(1.40)	$(3.22)

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (in thousands except exercise price data):

	Three Months Ended June 30, 2003	Weighted Average Exercise price	Six Months Ended June 30, 2003	Weighted Average Exercise price

Convertible Preferred stock	82,970	$6.38	82,970	$6.38
Weighted average common stock issued subject to repurchase	842	1.01	1,276	1.01
Warrants	171	12.97	171	12.97
Outstanding stock options granted	3,081.68		3,081.68

	87,064		87,498

	Three Months Ended June 30, 2002	Weighted Average Exercise price	Six Months Ended June 30, 2002	Weighted Average Exercise price

Convertible Preferred stock	62,500	$8.00	62,500	$8.00
Weighted average common stock issued subject to repurchase	433	9.83	522	9.83
Warrants	28	70.13	28	70.13
Outstanding stock options granted	951	1.79	951	1.79

	63,912		64,001

As of June 30, 2003 and 2002, common stock issued subject to repurchase at the end of each period was 441 and 387, respectively.

(8)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands):

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(As Restated)		(As Restated)
Net Income (Loss)	$(4,457)	$(13,920)	$(7,259)	$(27,872)
Other comprehensive income (loss):
Change in unrealized appreciation (loss) on investments	—	—	—	(3)
Foreign currency translation adjustments	11	50	25	32

Total other comprehensive income (loss)	11	50	25	29

Total comprehensive income (loss)	$(4,446)	$(13,870)	$(7,234)	$(27,843)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(9)	Related-Party Transactions

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

(10)	Commitments and Contingencies

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

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(11)	Segment Information

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

	Three Months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue:
North America	$18,671	$26,674	$34,388	$48,866
International	1,863	3,832	3,221	11,821

Total revenue	$20,534	$30,506	$37,609	$60,687

Long-lived assets:
North America	$115,490	$170,865	$115,490	$170,865
International	197	422	197	422

Total long-lived assets	$115,687	$171,287	$115,687	$171,287

	Three Months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue by Product Family:
SLMS	$7,314	$8,890	$14,388	$15,569
MUX	8,425	7,005	14,869	15,133
DLC	4,795	14,611	8,352	29,985

Total revenue	$20,534	$30,506	$37,609	$60,687

	Three Months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Major customers, percentage of revenue:
Motorola	20%	11%	19%	11%
Qwest	14%	15%	11%	13%
Bell Canada	—	11%	—	11%
Arris	—	11%	—	—

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(12)	Restructuring Charges

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

(13)	Subsequent Event

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

On February 4, 2003, the Company commenced a voluntary offer to eligible employees to exchange certain outstanding stock options to purchase shares of common stock, including all stock options issued during the six-month period ended February 4, 2003, for the Company's promise to grant new stock options. On August 8, 2003, the Company granted 447,761 options to purchase common stock at an exercise price of $1.40 per share. The options granted are immediately exercisable and vest over a 4-year period.

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

Restatement

In September 2003, in connection with our response to an inquiry from the Securities and Exchange Commission, or SEC, we restated our consolidated financial statements and related disclosures for the year ended December 31, 2002 and for the six months ended June 30, 2003. All information, discussions and comparisons in this Form 10-Q Amendment reflect the restatement. For additional information on the restatement, refer to Note 2 of Notes to Consolidated Financial Statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(As Restated)		(As Restated)
	(in millions)		(in millions)
Net revenue	$20.5	$30.5	$37.6	$60.7
Cost of revenue	11.3	19.0	20.6	37.4

Gross profit	9.2	11.5	17.0	23.3

Operating expenses:
Research and product development	4.4	7.3	10.2	17.5
Sales and marketing	4.3	5.0	8.6	10.8
General and administrative	1.1	3.2	1.9	6.1
Restructuring charges	—	3.3	—	4.5
Stock-based compensation	1.1	.6	(1.4)	—
Amortization and impairment of intangible assets	2.1	4.3	3.8	8.1

Total operating expenses	13.0	23.7	23.1	47.0

Operating loss	(3.8)	(12.2)	(6.1)	(23.7)
Interest expense and other income (expense), net	(.6)	(1.7)	(1.1)	(4.1)

Loss before income taxes	(4.4)	(13.9)	(7.2)	(27.8)
Income tax provision	—	—	—	.1

Net loss	(4.4)	(13.9)	(7.2)	(27.9)
Accretion on preferred stock	(2.1)	(1.0)	(12.7)	(1.8)

Net loss applicable to holders of common stock	$(6.5)	$(14.9)	$(19.9)	$(29.7)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(As Restated)		(As Restated)
Net revenue	100%	100%	100%	100%
Cost of revenue	55%	62%	55%	62%

Gross profit	45%	38%	45%	38%
Operating expenses:
Research and product development	21%	24%	27%	29%
Sales and marketing	21%	16%	23%	18%
General and administrative	6%	11%	5%	10%
Restructuring charges	0%	11%	0%	7%
Stock-based compensation	5%	2%	(4)%	0%
Amortization and impairment of intangible assets	10%	14%	10%	13%

Total operating expenses	63%	78%	61%	77%

Operating loss	(18)%	(40)%	(16)%	(39)%
Interest expense and other income (expense), net	(3)%	(5)%	(3)%	(7)%

Loss before income taxes	(21)%	(45)%	(19)%	(46)%
Income tax provision	—	—	—	—

Net loss	(21)%	(45)%	(19)%	(46)%
Accretion on preferred stock	(10)%	(3)%	(34)%	(3)%
Net loss applicable to holders of common stock	(31)%	(48)%	(53)%	(49)%

Revenue

Information about our revenue for products and services for the three and six months ended June 30, 2003 and 2002 is summarized below (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	2002	Increase (Decrease)	% change	2003	2002	Increase (Decrease)	% change

Products	$18.6	$28.5	$(9.9)	(35)%	$33.9	$56.9	$(23.0)	(41)%
Services	1.9	2.0	(.1)	(5)%	3.7	3.8	(.1)	(3)%

Total	$20.5	$30.5	$(10.0)	(33)%	$37.6	$60.7	$(23.1)	(38)%

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

Cost of Revenue

Our cost of revenue consists primarily of amounts paid to third-party contract manufacturers, manufacturing start-up expenses, personnel and related costs, and non-cash stock-based compensation expenses. We outsource substantially all of our product and printed circuit board assembly to contract manufacturers. Manufacturing and engineering documentation controls are performed at our Oakland, California facility. We currently use Solectron Corporation to manufacture and assemble most of our products. We also rely on single or limited source suppliers to manufacture key components of our products. A significant portion of our cost of revenues is related to these outsourcing arrangements.

For the three months ended June 30, 2003, cost of revenue decreased $7.7 million to $11.3 million compared to $19.0 million for the same period last year. Total cost of revenue was 55% of revenue for the three months ended June 30, 2003, compared to 62% of revenue for the same period last year.   For the six months ended June 30, 2003, cost of revenue decreased $16.8 million to $20.6 million compared to $37.4 million for the same period last year.  Total cost of revenue was 55% of revenue for the six months ended June 30, 2003 compared to 62% for the same period last year.  Cost of revenue was lower for the three and six months ended June 30, 2003 primarily as a result of lower DLC revenues which have higher costs as a percent of revenue, along with lower material costs compared to the same periods last year.

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

Stock Based Compensation Expenses

Stock based compensation expenses increased $0.6 million for the three months ended June 30, 2003 compared to the same period last year.  For the six months ended June 30, 2003, stock based compensation expense had a benefit of $1.7 million compared to $39,000 for the same period last year.  For the six months ended June 30, 2003 and 2002, ($0.3) million and $0 of stock based compensation was classified as cost of revenue, respectively, and ($1.4) million and $39,000 was classified as operating expenses, respectively. Stock compensation expense primarily resulted from the difference between the fair value of our common stock and the grant price for stock options granted to employees on the date of grant.   Stock compensation benefits resulted from the reversal of previously recorded stock compensation expense on forfeited shares. The benefit realized in 2002 was a result of the reduction in workforce that occurred in the first half of 2002, and the benefit realized in 2003 was a result of forfeited shares that occurred as part of our voluntary offer to eligible employees in February 2003 to exchange certain outstanding stock options to purchase shares of our common stock.

We amortize the deferred stock compensation over the vesting periods of the applicable options, or repurchase periods for the exercised options, generally over four years. For the three and six month periods ended June 30, 2003 and 2002, stock-based compensation expense consisted of (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(As Restated)		(As Restated)
Amortization of deferred stock compensation expense	$1,490	$3,762	$3,563	$8,497
Benefit due to reversal of previously recorded stock compensation expense on forfeited shares	(193)	(2,869)	(5,285)	(8,106)
Compensation expense (benefit) relating to non-employees	1	(169)	2	(382)
Compensation expense relating to cancellation of prior notes receivable and issuance of notes receivable	—	—	—	30
Compensation expense relating to exchange of stock options	1	—	4	—

	$1,299	$724	$(1,716)	$39

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

Amortization and Impairment of Intangibles

As of January 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. For the three and six months ended June 30, 2003 amortization of intangibles decreased $2.2 million and $4.3 million, respectively, compared to the same periods last year.  In 2002, we discontinued the development of certain technology obtained from the acquisition of Optaphone Networks, Inc. and we recorded a related impairment charge of approximately $0.7 million. We generally amortize intangibles over a period of three to five years. For more information, see Note 4 to the unaudited condensed consolidated financial statements.

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

We have incurred significant net losses since inception. We had an accumulated deficit of approximately $585.8 million from inception in September 1999 through June 30, 2003. We cannot assure you that we will ever generate sufficient revenue to achieve or sustain profitability. Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that may affect us include the following:

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

Our existing contracts with Solectron expire in October 2003 and March 2004. If we are unsuccessful in renegotiating these agreements, then we may be required to manufacture our products internally or find another outside contract manufacturer. If we fail to successfully transition manufacturing operations in-house or fail to locate and qualify suitable manufacturing candidates capable of satisfying our product specifications or quantity requirements, then we may experience product shortages and, as a result, be unable to fulfill customer orders accurately and timely which could negatively affect our customer relationships and operating results. Further, new third-party manufacturers may encounter difficulties in the manufacture of our products resulting in product delivery delays.

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

ZHONE TECHNOLOGIES, INC.

Date: October 10 , 2003	By:	/s/ MORTEZA EJABAT

	Name:	Morteza Ejabat
	Title:	Chief Executive Officer