Form 10-Q
period 2003-09-30
ZHONE TECHNOLOGIES INC
filed 2003-11-12
CIK 1097703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

As of September 30, 2003, there were 15,744,078 shares of the Registrant’s Common Stock issued and outstanding.

Zhone Technologies, Inc.

FORM 10-Q

Quarterly Period Ended September 30, 2003

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	a)	Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002* (1)	2
	b)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and September 30, 2002*	3
	c)	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002*	4

* The Condensed Consolidated Balance Sheet at December 31, 2002 (1) and the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the periods ended September 30, 2002 have been restated as disclosed in the Company’s Amendment No. 3 to its Form 10 for the year ended December 31, 2002 as filed on October 10, 2003 and the Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2003 as filed on October 10, 2003.

	d)	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37
Item 4.	Controls and Procedures		37

Part II.	Other Information
Item 1.	Legal Proceedings		38
Item 2.	Changes in Securities and Use of Proceeds		38
Item 3.	Defaults Upon Senior Securities		38
Item 4.	Submission of Matters to a Vote of Security Holders		38
Item 5.	Other Information		38
Item 6.	Exhibits and Reports on Form 8-K		38
	Signature		39

(1)	Derived from the audited financial statements of Zhone Technologies, Inc. and subsidiaries, as restated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2003	December 31, 2002(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,502	$10,614
Accounts receivable, net of allowances for sales returns and doubtful accounts of $3,738 and $7,969, respectively	12,088	14,997
Inventories	24,974	18,873
Prepaid expenses and other current assets	1,921	1,546

Total current assets	41,485	46,030
Property and equipment, net	22,939	23,512
Goodwill	74,890	70,828
Other acquisition-related intangible assets, net	14,929	15,978
Restricted cash	6,681	6,313
Other assets	1,003	1,302

Total assets	$161,927	$163,963

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,106	$12,279
Line of credit	10,821	4,614
Current portion of long-term debt	7,298	4,781
Accrued and other liabilities	23,847	32,313

Total current liabilities	58,072	53,987
Long-term debt, less current portion	32,288	33,922
Other long-term liabilities	5,733	8,806

Total liabilities	96,093	96,715

Commitments and contingencies (Note 10)
Series AA redeemable convertible preferred stock, $0.001 par value. (Note 5)
Authorized, issued, and outstanding 62,500 shares; redemption and liquidation value of $250,000 as of December 31, 2002	—	146,246
Series B redeemable convertible preferred stock, $0.001 par value. (Note 5)
Authorized 17,000 shares; issued and outstanding 11,469 shares; redemption and liquidation value of $23,211 as of December 31, 2002	—	19,644

	—	165,890
Stockholders’ equity (deficit):
Series AA convertible preferred stock, $0.001 par value. (Note 5)
Authorized, issued, and outstanding 62,500 shares; liquidation value of $250,000 as of September 30, 2003	157,985	—
Series B convertible preferred stock, $0.001 par value. (Note 5)
Authorized 51,000 shares; issued and outstanding 20,470 shares; liquidation value of $41,427 as of September 30, 2003	30,730	—
Common stock, $0.001 par value. Authorized 135,000 and 110,000 shares; issued and outstanding 15,744 and 15,484 shares as of September 30, 2003 and December 31, 2002, respectively	16	15
Additional paid-in capital	472,055	491,882
Notes receivable from stockholders	(550)	(550)
Deferred compensation	(4,987)	(11,340)
Other comprehensive loss	(80)	(67)
Accumulated deficit	(589,335)	(578,582)

Total stockholders’ equity (deficit)	65,834	(98,642)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$161,927	$163,963

(1)	Derived from the audited financial statements of Zhone Technologies, Inc. and subsidiaries, as restated.

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$22,240	$27,031	$59,849	$87,718
Cost of revenue	12,118	16,755	33,014	54,162
Stock-based compensation	131	32	(155)	32

Gross profit	9,991	10,244	26,990	33,524

Operating expenses:
Research and product development (excluding non-cash stock-based compensation expense of $366, $2,622, $(344) and $2,647)	5,513	6,158	15,711	23,576
Sales and marketing (excluding non-cash stock-based compensation expense of $285, $72, $(373) and $77)	4,513	4,582	13,061	15,400
General and administrative (excluding non-cash stock-based compensation expense of $112, $4,426, $50, and $4,435)	1,228	3,881	3,152	9,949
Purchased in-process research and development	—	59	—	59
Restructuring charges	—	—	—	4,531
Litigation settlement	1,600	—	1,600	—
Stock-based compensation	763	7,120	(667)	7,159
Amortization and impairment of intangible assets	2,053	4,159	5,889	12,258

Total operating expenses	15,670	25,959	38,746	72,932

Operating loss	(5,679)	(15,715)	(11,756)	(39,408)
Interest expense and other income (expense), net
Interest expense	(936)	(2,041)	(2,845)	(6,033)
Other income (expense), net	57	(193)	881	(300)

Interest expense and other income (expense), net	(879)	(2,234)	(1,964)	(6,333)

Loss before income taxes	(6,558)	(17,949)	(13,720)	(45,741)
Income tax (benefit) provision	(3,064)	26	(2,967)	105

Net loss	(3,494)	(17,975)	(10,753)	(45,846)
Accretion on preferred stock	—	(10,213)	(12,700)	(12,025)

Net loss applicable to holders of common stock	$(3,494)	$(28,188)	$(23,453)	$(57,871)

Basic and diluted net loss per share applicable to holders of common stock	$(0.23)	$(2.41)	$(1.61)	$(5.69)
Weighted average shares outstanding used to compute basic and diluted net loss per share applicable to holders of common stock	15,210	11,684	14,606	10,170

All per share amounts have been retroactively adjusted to reflect the one-for-ten reverse split of common stock (See Note 1(l)).

See accompanying notes to condensed consolidated financial statements.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(10,753)	$(45,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,925	19,279
Stock-based compensation	(822)	7,191
Purchased in-process research and development	—	59
Loss on disposal of equipment	—	3,262
Deferred income taxes	(3,205)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,207	7,878
Inventories	(3,725)	14,879
Prepaid expenses and other current assets	(374)	48
Other assets	(71)	(2,331)
Accounts payable	2,738	(840)
Accrued liabilities and other	(10,696)	(20,370)

Net cash used in operating activities	(14,776)	(16,791)

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	—	21,926
Purchases of property and equipment	(462)	(2,490)
Proceeds from sale of property and equipment	—	94
Purchases of short term investment	—	(11)
Proceeds from sale of short term investment	—	1,994

Net cash provided by (used in) investing activities	(462)	21,513

Cash flows from financing activities:
Net borrowings (payments) under line of credit facilities	6,207	(17,835)
Net proceeds from issuance of Series A redeemable convertible preferred stock	—	63,700
Net proceeds from issuance of Series B redeemable convertible preferred stock	—	3,297
Proceeds from issuance of common stock and warrants, net of repurchases	49	(3,977)
Repayment of debt	(3,196)	(53,268)
Proceeds of loans from officers/employees	4,079	683

Net cash provided by (used in) financing activities	7,139	(7,400)

Effect of exchange rate changes on cash	(13)	(20)

Net decrease in cash and cash equivalents	(8,112)	(2,698)
Cash and cash equivalents at beginning of period	10,614	22,154

Cash and cash equivalents at end of period	$2,502	$19,456

Supplemental disclosures of cash flow information:
Cash paid during period for:
Taxes	$(169)	$(41)
Interest	(2,940)	(3,273)
Non-cash investing and financing activities:
Series B redeemable convertible preferred stock issued for acquisition	10,125	15,457

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

The Company has incurred recurring losses from operations and has an accumulated deficit of $589.3 million as of September 30, 2003. The Company has financed operations through private sales of capital stock and borrowings under various debt arrangements. In November 1999, the Company issued 125.0 million shares of Series A redeemable convertible preferred stock to investors in exchange for a maximum capital commitment of $500.0 million. Although the Company has incurred substantial losses and negative cash flows from operations since inception, management anticipates that these losses will decrease as the Company’s products gain market acceptance. In July 2002, the Company completed a restructuring of its equity capitalization, resulting in a reduction of the redemption and liquidation value on Series AA redeemable convertible preferred stock of $250.0 million. In April 2003, the terms of the redeemable convertible preferred stock were changed to eliminate the redemption feature.

In December 2002, the Company established a line of credit agreement with a financial institution for a maximum commitment of $25.0 million. Amounts advanced under the credit facility are subject to underlying eligible accounts receivable. In February 2003, the Company entered into a secured note and warrant purchase agreement with certain of its original investors for a maximum commitment of up to $25.0 million pursuant to the issuance of promissory notes. In total, the Company has a maximum commitment of $50.0 million on these credit facilities. As of September 30, 2003, total borrowings were $10.8 million from the line of credit with a financial institution.

In July 2003, the Company entered into a definitive merger agreement with Tellium, Inc. Under the terms of the agreement, as a result of the proposed merger, the Company’s current stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and 40% will be held by Tellium’s stockholders. This merger could require substantial cash payments related to the integration and rationalization of the acquired business.

On July 29, 2003, the Company borrowed $2.0 million for working capital purposes from Mory Ejabat, Chairman and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. On August 7, 2003, the Company borrowed $2.0 million for working capital purposes from Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. The remaining current debt will be funded through cash flow from operations. To the extent that sufficient cash from operations is not generated, the Company would seek additional equity or debt financing. If the Company is unsuccessful in obtaining additional equity or debt financing, management plans to reduce expenditures. Management believes that it has sufficient available cash equity and debt resources to provide for its working capital needs through at least September 30, 2004.

(c)	Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Zhone Technologies, Inc. Form 10, as amended, for the year ended December 31, 2002.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(d)	Restatement

In October 2003, in response to an inquiry from the Securities and Exchange Commission, or SEC, the Company restated its consolidated financial statements and related disclosures for the year ended December 31, 2002 and for the six months ended June 30, 2003. Zhone’s condensed consolidated financial statements as of and for the year ended December 31, 2002 and as of and for the three and six month periods ended June 30, 2003 have been restated as discussed in the Company’s Amendment No. 3 to its Form 10 filed on October 10, 2003 and the Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on October 10, 2003. The restatement reflected increased non-cash stock-based compensation expense resulting from a change in the estimated fair value of the Company’s common stock from $0.10 per share to $1.50 per share. The Company also adjusted its Series AA redeemable preferred stock to reflect a decrease in the estimated fair value from $170.7 million to $126.5 million, or $2.73 per share to $2.02 per share as of July 1, 2002. The accompanying condensed consolidated balance sheet as of December 31, 2002 represents restated balances. The accompanying statements of operations for the three and nine months ended September 30, 2002 and statement of cash flows for the nine months ended September 30, 2002 include restated results.

(e)	Use of Estimates

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

(f)	Revenue Recognition

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

(g)	Allowances for Sales Returns and Doubtful Accounts

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

The Company has an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company bases its allowance on periodic assessment of its customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement reviews, and historical collection trends. Additional allowances may be required if the liquidity or financial condition of its customers were to deteriorate.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(h)	Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method. In assessing the net realizable value of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand forecasts. To the extent that a severe decline in forecasted demand occurs, or the Company experiences a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, the Company may incur significant charges for excess inventory.

(i)	Concentration of Risk

The Company’s customers include competitive and incumbent local exchange carriers, competitive access providers, Internet service providers, wireless carriers, and resellers serving these markets. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential doubtful accounts. For the three months ended September 30, 2003, sales to Motorola and Qwest represented 16% and 14% of net revenue, respectively, as compared to 10% of net revenue to Motorola for the same period last year. For the nine months ended September 30, 2003, sales to Motorola and Qwest represented 18% and 12% of net revenue, respectively, as compared to 10% of net revenue to Motorola for the same period last year. As of September 30, 2003, the Company had accounts receivable balances from three customers individually representing 20%, 11% and 10% of accounts receivable, respectively.

(j)	Accounting for Stock-Based Compensation

The Company has elected to account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. Under this method, compensation expense is recorded on the date of grant only if the current fair value exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

For the three and nine month periods ended September 30, 2003 and 2002, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions: expected option life of 4 years; dividend yield of 0%; risk-free interest rate of 4.45% and 3.87%, respectively; and volatility of 80% and 0%, respectively. Prior to the proposed merger agreement with Tellium, Inc., the Company used the minimum value option pricing model for privately-held companies which does not consider the impact of stock price volatility.

The following table illustrates the effect on net loss and net loss per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,494)	$(28,188)	$(23,453)	$(57,871)

Add: Stock-based compensation expense included in reported net loss	894	7,152	(822)	7,191
Deduct: Total stock-based compensation benefit (expense) determined under fair value method for all awards	(1,502)	(6,737)	267	(6,463)

Pro forma net loss	$(4,102)	$(27,773)	$(24,008)	$(57,143)

Loss per share applicable to holders of common stock:
As reported – basic and diluted	$(0.23)	$(2.41)	$(1.61)	$(5.69)

Pro forma – basic and diluted	$(0.27)	$(2.38)	$(1.64)	$(5.62)

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(k)	Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting but also how the arrangement’s consideration should be allocated among separate units. The applicable provisions of EITF 00-21 were applied to the Company’s revenue transactions beginning in the quarter ended September 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any financial interests in variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted by the Company in the quarter ended December 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

(l)	Reverse Stock Split

On July 1, 2002 the Company effectuated a reverse stock split of its common stock at a ratio of one-for-ten (the Reverse Split), causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. Stockholders’ equity (deficit) has been retroactively adjusted to reflect the Reverse Split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to common share and per common share amounts for all periods presented have been retroactively adjusted to reflect this reverse split.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(2)	Business Combinations

Vpacket Communications, Inc.

In July 2002, the Company acquired Vpacket Communications, Inc. (Vpacket), in exchange for total consideration of $19.2 million consisting of $15.5 million in stock and $3.7 million in assumed liabilities. The Company issued approximately 9.7 million shares of Series B redeemable convertible preferred stock. The purchase consideration was allocated based on the fair values as follows (in thousands):

Cash acquired	$21,926
Other net liabilities assumed	(2,752)

Total purchase consideration	$19,174

Vpacket developed and marketed a voice/data router and a network management system that allowed service providers to deliver converged voice and data services while leveraging their existing data network infrastructure. The Vpacket acquisition was complementary to the Zhone portfolio of products because it extended the Company’s products, customers and engineering expertise in the area of Internet Protocol (IP) voice.

Accrued liabilities related to this acquisition totaled $3.7 million. These included compensation-related liabilities of $0.6 million, facility costs of $2.6 million and direct transaction costs of $0.5 million. As of September 30, 2003, accrued liabilities related to this acquisition were $1.0 million primarily related to facility costs.

NEC eLuminant Technologies

On February 14, 2003, the Company acquired NEC eLuminant Technologies, Inc. (eLuminant), a subsidiary of NEC USA, Inc., in exchange for total consideration of approximately $13.6 million consisting of $10.1 million in stock, $3.2 million in assumed liabilities and $0.3 million in acquisition costs. The results of eLuminant’s operations have been included in the consolidated financial statements since that date. The Company issued approximately 9.0 million shares of Series B redeemable convertible preferred stock. The value of the preferred stock issued was determined based on the results of a third party appraisal. The purchase consideration was allocated based on the fair values of the assets acquired as follows (in thousands):

Receivables and inventory	$4,652
Intangible assets	4,840
Goodwill	4,083

Total purchase consideration	$13,575

Details of the acquisition-related intangible assets are as follows:

	September 30, 2003
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in thousands)			(in years)
Developed technology	$2,176	$(423)	$1,753	3.0
Customer list	1,678	(326)	1,352	3.0
Patents/tradenames	986	(192)	794	3.0

Total	$4,840	$(941)	$3,899

eLuminant developed a family of multiplexers and digital loop carrier products. The primary reasons for the acquisition of eLuminant were to gain access to its product portfolio, strengthen the Company’s customer base and increase the Company’s workforce with experienced personnel. As of September 30, 2003, assumed liabilities related to this acquisition were $1.7 million.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2003 and 2002 presents the consolidated operations of the Company as if the acquisition had been made on January 1, 2002. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

acquisition of eLuminant occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company’s consolidated results of operations had the acquisition of eLuminant been consummated on this earlier date, and is not intended to project the Company’s results of operations for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net revenue	$22,240	$30,863	$62,032	$108,934
Net loss	(3,494)	(20,268)	(17,332)	(52,732)
Net loss per share-basic and diluted	$(0.23)	$(1.73)	$(1.19)	$(5.19)
Number of shares used in computation-basic and diluted	15,210	11,684	14,606	10,170

(3)	Long-lived Assets, Goodwill and Other Acquisition-Related Intangible Assets

As of January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. The Company completed its transitional and annual goodwill impairment test as of January 2002 and November 2002, respectively. As the Company has determined that it operates in a single segment with one operating unit, the fair value of its reporting unit was performed at the Company level using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. As of September 30, 2003 and December 31, 2002, the Company had goodwill with a carrying value of approximately $74.9 million and $70.8 million, respectively.

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

Details of the Company’s acquisition-related intangible assets are as follows:

	September 30, 2003
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in thousands)			(in years)
Developed technology	$35,596	$(29,108)	$6,488	3.7
Core technology	12,104	(9,078)	3,026	5.0
Others	11,008	(5,593)	5,415	3.6

Total	$58,708	$(43,779)	$14,929

	December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Weighted Average Useful Life
	(in thousands)			(in years)
Developed technology	$33,420	$(26,832)	$6,588	4.0
Core technology	12,104	(7,263)	4,841	5.0
Others	8,345	(3,796)	4,549	4.0

Total	$53,869	$(37,891)	$15,978

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Amortization expense of acquisition-related intangible assets was $2.1 million and $4.2 million for the three months ended September 30, 2003 and 2002, respectively, and $5.9 million and $12.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Estimated amortization expense for the fiscal years ending December 31, is as follows (in thousands):

2003	$7,950
2004	$8,200
2005	$4,400
2006	$270

Total	$20,820

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The changes in the carrying amount of goodwill are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Beginning balance	$74,911	$70,828	$70,828	$70,952
Goodwill acquired	—	—	4,232	—
Impairment losses	—	—	—	(124)
Adjustments	(21)	—	(170)	—

Ending balance	$74,890	$70,828	$74,890	$70,828

(4)	Inventories

Inventories as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

	September 30, 2003	December 31, 2002
Inventories:
Raw materials	$17,991	$13,727
Work in process	5,764	4,446
Finished goods	1,219	700

	$24,974	$18,873

(5)	Redeemable Convertible Preferred Stock

Prior to April 17, 2003, the Series AA and Series B redeemable convertible preferred stock contained a redemption feature, such that holders of the redeemable convertible preferred stock could require the Company to redeem the preferred stock at, or any time after, November 1, 2004, 2005, and 2006, in three annual installments, that number of shares of redeemable convertible preferred stock equal to not less than 33.3%, 66.7%, and 100%, respectively. On April 17, 2003, the terms of the redeemable convertible preferred stock were changed to eliminate the redemption feature. Upon the elimination of the redemption feature, the convertible preferred stock has been reclassified to stockholders’ equity.

Prior to April 17, 2003, the Company was accreting the redeemable convertible preferred stock to its stated redemption price. The Company accreted, by charging paid in capital, $12.7 million on all outstanding Series AA and Series B redeemable convertible preferred stock in 2003, which has been reflected as an increase in the carrying value of the preferred stock. Upon the elimination of the redemption feature for the Series AA and Series B preferred shares, the Company will no longer accrete the convertible preferred stock. The accretion of the redemption value of the redeemable convertible preferred stock for the three and nine months ended September 30, 2003 was zero and $12.7 million, respectively, as compared to $10.2 million and $12.0 million for the same periods in 2002.

(6)	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(3,494)	$(17,975)	$(10,753)	$(45,846)
Accretion on preferred stock	—	(10,213)	(12,700)	(12,025)

Net loss applicable to holders of common stock	$(3,494)	$(28,188)	$(23,453)	$(57,871)

Denominator:
Weighted average common stock outstanding	15,662	14,448	15,607	11,439
Adjustment for common stock issued subject to repurchase	(452)	(2,764)	(1,001)	(1,269)

Denominator for basic and diluted calculation	15,210	11,684	14,606	10,170

Basic and diluted net loss per share applicable to holders of common stock	$(0.23)	$(2.41)	$(1.61)	$(5.69)

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table sets forth potential common stock that is not included in the diluted net loss per share calculation above because their effect would be antidilutive for the periods indicated (in thousands, except exercise price data):

	Three Months Ended September 30, 2003	Weighted Average Exercise price	Nine Months Ended September 30, 2003	Weighted Average Exercise price
Convertible Preferred stock	82,970	$6.38	82,970	$6.38
Weighted average common stock issued subject to repurchase	452.83		1,001.83
Warrants	171	12.97	171	12.97
Outstanding stock options granted	3,522.83		3,522.83

	87,115		87,664

	Three Months Ended September 30, 2002	Weighted Average Exercise price	Nine Months Ended September 30, 2002	Weighted Average Exercise price
Convertible Preferred stock	73,865	$7.02	73,865	$7.02
Weighted average common stock issued subject to repurchase	2,764	1.45	1,269	1.45
Warrants	28	70.13	28	70.13
Outstanding stock options granted	4,021	3.92	4,021	3.92

	80,678		79,183

As of September 30, 2003 and 2002, common stock issued subject to repurchase at the end of each period was 449,423 and 2,948,561, respectively.

(7)	Comprehensive Loss

The components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(3,494)	$(17,975)	$(10,753)	$(45,846)
Other comprehensive loss:
Change in unrealized loss on investments	—	—	—	(3)
Foreign currency translation adjustments	(38)	(49)	(13)	(17)

Total other comprehensive loss	(38)	(49)	(13)	(20)

Total comprehensive loss	$(3,532)	$(18,024)	$(10,766)	$(45,866)

The foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

(8)	Income Taxes

In April 2002, Premisys Communications, a wholly-owned subsidiary, received a $3.1 million income tax refund related to the net operating loss carryback of its post-acquisition loss sustained during the tax year ended December 31, 2001. At the time, the Company did not recognize the income tax benefit associated with this refund claim because of substantial uncertainty regarding whether the benefit could be sustained upon audit. In August 2003, Premisys Communications received notification from the Internal Revenue Service that it had concluded an audit of the federal income tax return for the tax year ended December 31, 2001 and accepted the refund claim resulting from the net operating loss carryback generated in that year. Accordingly, an income tax benefit of $3.1 million was recognized during the three months ended September 30, 2003.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(9)	Related-Party Transactions

In 2002, the Company cancelled $1.9 million in notes receivable from certain employees of the Company due to repurchase of the related options to purchase shares of the Company’s common stock.

In 2002, the Company loaned $0.6 million to its founders under promissory notes for the purchase of its common stock. The notes accrue interest at a rate of 5.50% compounded annually and expire on July 11, 2006, on which date all unpaid interest and principal is due on demand.

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

On July 29, 2003, the Company borrowed $2.0 million from Mory Ejabat, Chairman and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of the Company’s proposed merger with Tellium, Inc. or upon an event of liquidation or default.

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

Future minimum lease payments under all noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Operating leases
Year ending December 31:
2003	$3,020
2004	3,613
2005	2,061
2006	554
2007	246
Thereafter	—

Total minimum lease payments	$9,494

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Warranties & Other Commitments

The Company accrues for warranty costs based on historical trends for the expected material and labor costs to provide warranty services. Warranty periods are generally one year from the date of shipment.

The following table reconciles changes in the Company’s accrued warranties and related costs for the nine months ended September 30, 2003 and 2002, respectively (in thousands):

	Nine Months Ended September 30,
	2003	2002
Beginning accrued warranty and related costs	$6,040	$9,333
Cost of warranty claims	(1,980)	(2,752)
Accruals for product warranties	1,850	384

Ending accrued warranty and related costs	$5,910	$6,965

The Company depends on sole source and limited source suppliers for several key components and contract manufacturing. If the Company was unable to obtain these components on a timely basis, the Company would be unable to meet its customers’ product delivery requirements which could adversely impact operating results.

The Company has agreements with various contract manufacturers which include inventory repurchase commitments on excess material based on the Company’s reduced forecasts. The Company has recorded a liability of $4.4 million and $6.1 million related to these arrangements as of September 30, 2003 and December 31, 2002, respectively.

Letters of Credit

The Company has letters of credit to ensure its performance of product warranties or payment to third parties in accordance with specified terms and conditions, which amounted to $0.5 million as of September 30, 2003 and $0.3 million as of December 31, 2002.

Legal Proceedings

On October 16, 2003, the Company agreed with HeliOss Communications, Inc. to dismiss HeliOss’ claims filed against it on March 27, 2003 in the Superior Court of the State of California, County of Alameda, in an action entitled HeliOss Communications, Inc. v. Zhone Technologies, Inc., case no. RG 03088921 and the Company’s cross-complaint against HeliOss, in consideration of a $1.6 million payment from Zhone to HeliOss. Under the terms of the settlement, if this payment is not made by the Company on or before November 26, 2003, the Company must pay HeliOss $400,000 plus an additional $100,000 per month over the following 16 months.

(11)	Segment Information

Zhone designs, develops and markets telecommunications hardware and software products for network service providers. The Company derives substantially all of its revenues from the sales of the Zhone product family. The Company’s chief operating decision maker is the Company’s chief executive officer, or CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company has determined that it has operated within one discrete reportable business segment since inception. The Company is required to disclose certain information about geographic concentrations and major customers.

ZHONE TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Three Months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue:
North America	$20,411	$22,323	$54,799	$71,188
International	1,829	4,708	5,050	16,530

Total revenue	$22,240	$27,031	$59,849	$87,718

	Three Months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue by Product Family:
SLMS	$7,033	$10,602	$21,422	$30,252
MUX	10,070	7,691	24,938	22,824
DLC	5,137	8,738	13,489	34,642

Total revenue	$22,240	$27,031	$59,849	$87,718

	Three Months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Major customers, percentage of revenue:
Motorola	16%	10%	18%	10%
Qwest	14%	—	12%	—

(12)	Restructuring Charges

During 2002, the Company recorded charges in connection with its restructuring programs. The related reserves were based on various estimates, including those pertaining to severance and related charges, facilities and lease cancellations and equipment write-offs. The Company assessed the reserve requirements to complete each individual plan under its restructuring programs at the end of each reporting period, and recorded any adjustments as necessary. As a result of these restructuring programs, the Company recorded restructuring charges of $4.5 million during the nine months ended September 30, 2002. As of September 30, 2003, there were no liabilities associated with the Company’s restructuring programs.

(13)	Subsequent Events

On October 14, 2003, the Company terminated the master purchase agreement, or MPA, with CIT Vendor Leasing Fund, or CIT. The MPA provided for the establishment of reserves to offset potential credit losses suffered by CIT. In January 2001, the Company borrowed $12.5 million under a secured loan facility from CIT. The Company received $10.0 million in proceeds from the borrowing and the remaining $2.5 million was contributed to the loss reserve and was recorded as sales and marketing expense in 2001. Under the termination of the MPA with CIT, the Company was able to recover the $2.5 million loss reserve which was used to pay off the remaining $2.4 million loan balance with CIT.

On October 20, 2003, the Company converted $6.0 million of restricted cash held as security for obligations under a loan agreement with Fremont Investment and Loan to a letter of credit issued by Silicon Valley Bank. This conversion provides Zhone with cash to paydown the credit facility with Silicon Valley Bank.

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

Restatement

In October 2003, in response to an inquiry from the SEC, we restated our consolidated financial statements and related disclosures for the year ended December 31, 2002 and for the quarter ended June 30, 2003. All information, discussions and comparisons in this Form 10-Q reflect the restatement. The restatement reflected increased non-cash stock-based compensation expense resulting from a change in the estimated fair value of our common stock from $0.10 per share to $1.50 per share. We also adjusted the Series AA redeemable preferred stock to reflect a decrease in the estimated fair value from $170.7 million to $126.5 million, or $2.73 per share to $2.02 per share as of July 1, 2002.

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

Our Zhone Management System, or ZMS™, provides the software tools necessary to manage all of the products, services and subscribers in a SLMS network. ZMS is a single management tool that enables network service providers to allow instant delivery and upgrade of network services. In addition, ZMS is capable of interfacing with and managing other vendors equipment already deployed in service providers’ networks.

We currently have products in three categories: the SLMS product family; the digital loop carrier, or DLC, product family and the multiplexer, or MUX, product family.

We have assembled the employee base, technological breadth and market presence to provide a simple yet comprehensive solution to the problem of delivering communications services to subscribers.

The global telecommunications market has deteriorated significantly over the last two to three years. Most service providers have reduced their capital spending significantly during this period and many others have ceased operations. Additional capital spending reductions have continued during 2003 due to the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. In response to the challenging environment, we have taken the actions that we believe are necessary for our future success. In particular, we have significantly reduced our operating costs through workforce reductions and careful cost controls. We have also taken significant write-downs of intangible assets and property and equipment. As we look forward, we intend to continue to focus on cost controls while also continuing to invest in research and development activities and strategic acquisitions. We do not expect any significant reductions in our overall workforce for at least through the period ending December 2003.

Recent Events

On February 4, 2003, we commenced a voluntary offer to eligible employees to exchange certain outstanding stock options to purchase shares of common stock, including all stock options issued during the six-month period ended February 4, 2003, for our promise to grant new stock options. On August 8, 2003, we granted 447,761 options to purchase common stock at an exercise price of $1.40 per share. The options granted are immediately exercisable and vest over a 4-year period.

In February 2003, we entered into a secured note and warrant purchase agreement with certain purchasers that provides that we may borrow up to $30.0 million from such purchasers, of which $25.0 million has been committed to, pursuant to the issuance of promissory notes. Each promissory note will bear interest at five percent per year and will mature on the date which is the earlier of one year from the date of issuance, the closing of an equity financing with an aggregate gross offering price of at least $10.0 million, or upon an event of liquidation or default.

On February 14, 2003, we acquired NEC eLuminant Technologies, Inc., a subsidiary of NEC USA, Inc., in exchange for total consideration of approximately $13.6 million, consisting of $10.1 million in stock, $3.2 million in assumed liabilities and $0.3 million in acquisition costs. eLuminant developed a family of multiplexers and digital loop carrier products.

On July 27, 2003, we entered into a definitive merger agreement with Tellium, Inc. Under the terms of the agreement, as a result of the proposed merger, our existing stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and 40% will be held by Tellium’s stockholders. This transaction is subject to the approval of both companies’ security holders as well as other customary closing conditions. This transaction is expected to close in November 2003.

On July 29, 2003, we borrowed an aggregate of $2.0 million from Mory Ejabat, Chairman and Chief Executive Officer, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of our proposed merger with Tellium, Inc. or upon an event of liquidation or default.

On August 7, 2003, we borrowed $2.0 million from Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of our proposed merger with Tellium, Inc. or upon an event of liquidation or default.

On October 16, 2003, we agreed with HeliOss Communications, Inc. to settle a breach of contract dispute in consideration of a $1.6 million payment from Zhone to HeliOss. If this payment is not made by us on or before November 26, 2003, we must pay HeliOss $400,000 plus an additional $100,000 per month over the following 16 months.

Acquisitions

As of September 30, 2003, we had completed eight acquisitions of complementary companies, products or technologies to supplement our internal growth. To date, we have generated a significant amount of our revenue from sales of products obtained through acquisitions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The policies discussed below are considered by management to be critical because changes in such estimates can materially affect the amount of our reported net income or loss. For all of these policies, management cautions that actual results may differ materially from these estimates under different assumptions or conditions.

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

We have an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments to our accounts receivable. We base our allowance on periodic assessments of our customers’ liquidity and financial condition through analysis of information obtained from credit rating agencies, financial statement reviews, and historical collection trends. Additional allowances may be required if the liquidity or financial condition of our customers were to deteriorate, resulting in an impairment in their ability to make payments.

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

We estimate the fair value of our long-lived assets based on a combination of the market, income and replacement cost approaches. In the application of the impairment testing, we are required to make estimates of future operating trends and resulting cash flows and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

As of September 30, 2003, we have intangible assets, including goodwill and other acquisition-related intangible assets of $89.8 million ($74.9 million of goodwill, including workforce in place, and $14.9 million of other acquisition-related intangible assets) and property and equipment (net) of $22.9 million. Other acquisition-related intangible assets are comprised mainly of technology in place and customer relationships. The majority of entities acquired by us do not have significant tangible assets; as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to purchased in-process research and development (IPR&D) for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price of the acquired companies to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, we would have to perform an impairment review that might result in material write-downs of intangible assets and/or goodwill. Other factors we consider important which could trigger an impairment review, include, but are not limited to, significant changes in the manner of use of our acquired assets, significant changes in the strategy for our overall business or significant negative economic trends. If this evaluation indicates that the value of an intangible asset or long-lived asset may be impaired, an assessment of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this assessment indicates that the cost of an intangible asset or long-lived asset is not recoverable, based on the estimated undiscounted future cash flows or other comparable market valuations of the entity or technology acquired over the remaining amortization or depreciation period, the net carrying value of the related intangible asset or long-lived asset will be reduced to fair value and the remaining amortization or depreciation period may be adjusted. For example, we recorded significant impairment charges, including $41.7 million related to goodwill and other acquired intangibles during 2001. In addition, in the fourth quarter of 2002, we recorded approximately $50.8 million of impairment in property, plant and equipment and other assets. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

Restructuring Charges

During 2002, we recorded charges in connection with our restructuring programs. These restructuring charges were comprised primarily of: (i) severance and related charges; (ii) facilities and lease cancellations and (iii) write-offs of abandoned equipment. We accounted for each of these costs in accordance with relevant accounting literature as summarized in SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. We recorded restructuring charges of $4.5 million during the nine months ended September 30, 2002. There were no restructuring charges during the nine months ended September 30, 2003. We accounted for the individual components of our restructuring programs as described below.

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

Any such costs incurred in the future will be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 112, Employers Accounting for Post Employment Benefits, and any write-off of abandoned equipment will be accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

Actual costs relative to these estimates, along with other estimates made by management in connection with our restructuring programs, may vary significantly depending, in part, on factors that may be beyond our control. We review the status of any ongoing restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on our most current estimates.

RESULTS OF OPERATIONS

We list in the tables below the historical condensed consolidated statement of operations in dollars and as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)		(in millions)
Net revenue	$22.2	$27.0	$59.8	$87.7
Cost of revenue	12.2	16.8	32.8	54.2

Gross profit	10.0	10.2	27.0	33.5

Operating expenses:
Research and product development	5.5	6.1	15.7	23.6
Sales and marketing	4.5	4.6	13.1	15.4
General and administrative	1.2	3.9	3.1	9.9
Purchased in-process research and development	—	0.1	—	0.1
Restructuring charges	—	—	—	4.5
Litigation settlement	1.6	—	1.6	—
Stock-based compensation	0.8	7.1	(0.7)	7.2
Amortization and impairment of intangible assets	2.1	4.2	5.9	12.2

Total operating expenses	15.7	26.0	38.7	72.9

Operating loss	(5.7)	(15.8)	(11.7)	(39.4)
Interest expense and other income (expense), net	(0.9)	(2.2)	(2.0)	(6.3)

Loss before income taxes	(6.6)	(18.0)	(13.7)	(45.7)
Income tax (benefit) provision	(3.1)	—	(3.0)	0.1

Net loss	(3.5)	(18.0)	(10.7)	(45.8)
Accretion on preferred stock	—	(10.2)	(12.7)	(12.0)

Net loss applicable to holders of common stock	$(3.5)	$(28.2)	$(23.4)	$(57.8)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	100%	100%	100%	100%
Cost of revenue	55%	62%	55%	62%

Gross profit	45%	38%	45%	38%
Operating expenses:
Research and product development	25%	23%	26%	27%
Sales and marketing	20%	17%	22%	18%
General and administrative	5%	14%	5%	11%
Purchased in-process research and development	—	—	—	—
Restructuring charges	—	—	—	5%
Litigation settlement	7%	—	3%	—
Stock-based compensation	4%	27%	(1)%	8%
Amortization and impairment of intangible assets	9%	15%	10%	14%

Total operating expenses	70%	96%	65%	83%

Operating loss	(25)%	(58)%	(20)%	(45)%
Interest expense and other income (expense), net	(4)%	(8)%	(3)%	(7)%

Loss before income taxes	(29)%	(66)%	(23)%	(52)%
Income tax (benefit) provision	(14)%	—	(5)%	—

Net loss	(15)%	(66)%	(18)%	(52)%
Accretion on preferred stock	—	(38)%	(21)%	(14)%
Net loss applicable to holders of common stock	(15)%	(104)%	(39)%	(66)%

Revenue

Information about our revenue for products and services for the three and nine months ended September 30, 2003 and 2002 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase (Decrease)	% change	2003	2002	Increase (Decrease)	% change
Products	$20.1	$25.0	$(4.9)	(20)%	$53.9	$81.9	$(28.0)	(34)%
Services	2.1	2.0	0.1	5%	5.9	5.8	0.1	2%

Total	$22.2	$27.0	$(4.8)	(18)%	$59.8	$87.7	$(27.9)	(32)%

Information about our revenue for North America and International markets for the three and nine months ended September 30, 2003 and 2002 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase (Decrease)	% change	2003	2002	Increase (Decrease)	% change
North America	$20.4	$22.3	$(1.9)	(8)%	$54.8	$71.2	$(16.4)	(23)%
International	1.8	4.7	(2.9)	(62)%	5.0	16.5	(11.5)	(70)%

Total	$22.2	$27.0	$(4.8)	(18)%	$59.8	$87.7	$(27.9)	(32)%

Information about our revenue by product line for the three and nine months ended September 30, 2003 and 2002 is summarized below (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase (Decrease)	% change	2003	2002	Increase (Decrease)	% change
SLMS	$7.0	$10.6	$(3.6)	(34)%	$21.4	$30.3	$(8.9)	(29)%
MUX	10.1	7.7	2.4	31%	24.9	22.8	2.1	9%
DLC	5.1	8.7	(3.6)	(41)%	13.5	34.6	(21.1)	(61)%

	$22.2	$27.0	$(4.8)	(18)%	$59.8	$87.7	$(27.9)	(32)%

For the three months ended September 30, 2003, revenue decreased 18% or $4.8 million to $22.2 million from $27.0 million for the same period last year. For the nine months ended September 30, 2003, revenue decreased 32% or $27.9 million to $59.8 million from $87.7 million for the same period last year. Revenue for the three months ended September 30, 2003 was $22.2 million, an increase of 8% from revenue of $20.5 million for the three months ended June 30, 2003. For the three months ended September 30, 2003, product revenue declined by 20% or $4.9 million from the same period last year, and for the nine months ended September 30, 2003, product revenue declined 34% or $28.0 million from the same period last year. The decrease in product revenue was due to the continued capital constraints and economic slowdown affecting the telecommunications industry and the technology industry in general. Service revenue increased 5% or $0.1 million for the three months ended September 30, 2003 and 2% or $0.1 million for the nine months ended September 30, 2003 from the same periods last year. For the three months ended September 30, 2003, international revenue declined 62% or $2.9 million to $1.8 million compared to $4.7 million for the same period last year. For the nine months ended September 30, 2003, international revenue decreased 70% or $11.5 million to $5.0 million compared to $16.5 million for the same period last year. International revenue represented 8% and 17% of total revenue for the three months ended September 30, 2003 and 2002, respectively, and 8% and 19% for the nine months ended September 30, 2003 and 2002, respectively. The decline in international revenue was due to the global economic environment and declining sales to non-U.S. based competitive local exchange carriers, or CLECs. We expect international revenue to be lower for the remainder of 2003 as compared to 2002.

Revenue for our SLMS product family was lower by $8.9 million for the first nine months of 2003 as compared to the same period last year. Revenue for our DLC product family decreased significantly in 2003 due to the overall decline in the economic environment. Revenue for our MUX product line increased $2.1 million for the nine months ended September 30, 2003 as compared to the same period last year. Due to the continued tight capital spending environment experienced over the past several quarters, our customers and potential customers have focused on restricting capital expenditures while sustaining revenue. As a result, carriers have continued to invest in our MUX product line which includes legacy equipment and applications while spending cautiously on new technologies in the SLMS product line. We expect revenue from the DLC product line to be lower for the remainder of 2003 as we continue to phase out our marketing and sales efforts with respect to the Access Concentrator, or Access Node, products.

We expect that the product mix will continue to shift towards next generation products in SLMS with MUX and DLC revenues to be flat or decline in the future as a percentage of total revenues.

Motorola accounted for approximately 16% and 10% of total revenue for the three months ended September 30, 2003 and 2002, respectively, and 18% and 10% for the nine months ended September 30, 2003 and 2002, respectively. Qwest accounted for approximately 14% of total revenue for the three months ended September 30, 2003 and 12% for the nine months ended September 30, 2003. No other customer accounted for 10% or more of total revenue in the current period. Although our largest customers have varied over time, we anticipate that our results of operations in any given period will continue to depend to a great extent on sales to a small number of large accounts. As a result, our revenue for any quarter may be subject to significant volatility based upon changes in orders from one or a small number of key customers.

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

For the three months ended September 30, 2003, cost of revenue decreased $4.6 million to $12.2 million compared to $16.8 million for the same period last year. Total cost of revenue was 55% of revenue for the three months ended September 30, 2003, compared to 62% of revenue for the same period last year. For the nine months ended September 30, 2003, cost of revenue decreased $21.4 million to $32.8 million compared to $54.2 million for the same period last year. Total cost of revenue was 55% of revenue for the nine months ended September 30, 2003 compared to 62% for the same period last year. Cost of revenue was lower as a percentage of revenue for the three and nine months ended September 30, 2003 due primarily to a shift in product mix towards a higher percentage of revenue from our MUX product line and an offsetting decrease in the percentage of revenue from our DLC product line, which has higher material costs as a percentage of revenue than the MUX product line.

We expect that our cost of revenue will vary as a percentage of net revenue depending on the mix and average selling prices of products sold. We anticipate that competitive and economic pressures could cause us to reduce our prices, adjust the carrying values of our inventory, or record inventory charges relating to discontinued products and excess or obsolete inventory.

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

For the three months ended September 30, 2003, research and development expenses decreased 10% or $0.6 million to $5.5 million compared to $6.1 million for the same period last year. For the nine months ended September 30, 2003 research and development expenses decreased 33% or $7.9 million to $15.7 million compared to $23.6 million for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in material and personnel-related expenses resulting from our restructuring activities in 2002, which resulted in a consolidation of product offerings and more focused development programs. Personnel related expenses decreased by approximately $0.4 million, or 11% for the three months ended September 30, 2003, and $2.8 million or 25% for the nine months ended September 30, 2003 compared to the same periods last year. Average staffing levels of our research and development personnel were lower by approximately 30% for the nine months ended September 30, 2003 compared to the same period last year primarily due to our restructuring efforts. Material related expenses decreased by approximately $1.7 million for the nine months ended September 30, 2003 compared to the same period last year due to lower prototype costs. Depreciation expense decreased $2.2 million for the nine months ended September 30, 2003 compared to the same period last year. The decrease was due to $0.8 million as a result of our restructuring efforts, $0.9 million as a result of our fixed asset impairment, and $0.5 million as a result of an increase in the useful life of our lab equipment. We will continue to invest in research and product development to attain our strategic product development objectives, while seeking to manage the associated costs through expense controls.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions and the related personnel costs of sales and marketing personnel, promotions, travel and other marketing expenses and recruiting expenses.

For the three months ended September 30, 2003, sales and marketing expenses decreased 2% or $0.1 million to $4.5 million compared to $4.6 million for the same period last year. For the nine months ended September 30, 2003, sales and marketing expenses decreased 15% or $2.3 million to $13.1 million compared to $15.4 million for the same period last year. The decrease was due primarily to lower salaries and commissions, travel and other sales related expenses resulting from lower revenue. Average staffing levels of our sales and marketing personnel were lower by approximately 11% for the nine months ended September 30, 2003 compared to the same period last year primarily due to our restructuring efforts. Salaries and commissions were $0.1 million higher for the three months ended September 30, 2003 compared to the same period last year, but were $0.5 million lower for the nine months ended September 30, 2003 compared to the same period last year. For the three months ended September 30, 2003, travel expenses were comparable to the same period last year, but were $0.5 million lower for the nine months ended September 30, 2003 compared to the same period last year.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting, professional fees, insurance and other general corporate expenses.

For the three months ended September 30, 2003 general and administrative expenses decreased 69% or $2.7 million to $1.2 million compared to $3.9 million for the same period last year. For the nine months ended September 30, 2003, general and administrative expenses decreased 69% or $6.8 million to $3.1 million compared to $9.9 million for the same period last year. The decrease was primarily due to lower provisions for doubtful accounts of $2.5 million and $6.7 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. The increased provision for doubtful accounts in 2002 was due to the financial difficulty of one of our customers.

Stock-Based Compensation Expense

Stock-based compensation expense decreased $6.3 million for the three months ended September 30, 2003 compared to the same period last year. For the nine months ended September 30, 2003, stock-based compensation expense had a benefit of $0.8 million compared to $7.2 million expense for the same period last year. For the nine months ended September 30, 2003 and 2002, ($0.1) million and $32,000 of stock-based compensation expense was classified as cost of revenue, respectively, and ($0.7) million and $7.2 million was classified as operating expenses, respectively. Stock-based compensation expense primarily resulted from the difference between the fair value of our common stock and the exercise price for stock options granted to employees. Stock-based compensation benefits resulted from the reversal of previously recorded stock-based compensation expense on forfeited shares. The benefit realized in 2002 was a result of the reduction in workforce that occurred in the first half of 2002, and the benefit realized in 2003 was a result of forfeited shares that occurred as part of our voluntary offer to eligible employees in February 2003 to exchange certain outstanding stock options to purchase shares of our common stock.

We amortize deferred compensation over the vesting periods of the applicable options, generally over four years. For the three and nine month periods ended September 30, 2003 and 2002, stock-based compensation expense consisted of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Amortization of deferred compensation	$844	$10,050	$4,407	$18,547
Benefit due to reversal of previously recorded stock-based compensation expense on forfeited shares	(80)	(4,946)	(5,365)	(13,052)
Compensation expense (benefit) relating to non-employees	130	(262)	132	(644)
Compensation expense relating to cancellation of prior notes receivable and issuance of notes receivable	—	760	—	790
Compensation expense relating to exchange of stock options	—	1,550	4	1,550

	$894	$7,152	$(822)	$7,191

Restructuring Charges

We responded to continuing market declines in 2002, by implementing restructuring actions. We began our workforce reduction in the first half of 2002 by reducing our workforce by approximately 35%. As a result of these actions, we recorded restructuring charges of $4.5 million for the nine months ended September 30, 2002, relating to severance and related charges, facilities and lease cancellations and equipment write-offs. These charges were paid during 2002. There were no restructuring charges recorded in the nine months ended September 30, 2003.

Amortization and Impairment of Intangibles

As of January 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but should be tested for impairment at least annually. For the three and nine months ended September 30, 2003 amortization of intangibles decreased $2.1 million and $6.3 million, respectively, compared to the same periods last year. In 2002, we discontinued the development of certain technology obtained from the acquisition of Optaphone Networks, Inc. and recorded an impairment charge of approximately $0.7 million. We generally amortize intangibles over a period of three to five years. For more information, see Note 3 to the unaudited condensed consolidated financial statements.

Interest Expense and Other Income (Expense), Net

For the three months ended September 30, 2003, interest expense and other income (expense), net decreased $1.3 million from $2.2 million for the same period last year. For the nine months ended September 30, 2003, interest expense and other income (expense), net decreased $4.3 million from $6.3 million for the same period last year. The detail is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest expense	$(961)	$(2,166)	$(2,966)	$(6,311)
Interest income	25	125	121	278
Other income (expense)	57	(193)	881	(300)

	$(879)	$(2,234)	$(1,964)	$(6,333)

Interest expense decreased for the three and nine months ended September 30, 2003 as compared to the same periods last year due primarily to a decrease in the amount of borrowings. The average debt balance decreased 51% for the nine months ended September 30, 2003 compared to the same period last year.

Interest income decreased for the three and nine months ended September 30, 2003 as compared to the same periods last year due to lower average cash balances throughout the year.

Liquidity and Capital Resources

To date, we have primarily financed our operations through private sales of our capital stock and borrowings under various debt arrangements.

In November 1999, we issued 125.0 million shares of Series A redeemable convertible preferred stock to investors in exchange for a maximum capital commitment of $500.0 million. As of September 30, 2003, we have received the full $500.0 million.

In August 2000, we entered into a $70.0 million five-year operating lease for office headquarters, research and product development, and manufacturing facilities in Oakland, California. In March 2001, we exercised our option to purchase the land and buildings for $52.7 million. In April 2001, we borrowed $35.0 million under a secured real estate loan facility with a financial institution. Borrowings under the loan accrue interest at 8.3% for the first six months and are adjusted biannually based on the six-month LIBOR rate, with the floor being 8% and the ceiling 14.3%. This agreement requires us to keep $6.0 million of restricted cash as security for all obligations under the loan agreement. This debt was fully collateralized by land and buildings with a net book value of $59.5 million as of December 31, 2001. In 2002, we recorded an impairment charge of $40.4 million relating to the building, reducing its carrying value to $20.2 million. The seller of the land retained the rights to repurchase the undeveloped portion for approximately $1.5 million subject to certain conditions.

In December 2002, we entered into a credit facility with Silicon Valley Bank that allows us to borrow up to $25.0 million on a secured, revolving basis. Amounts advanced under the credit facility are subject to underlying eligible accounts receivable. Under the terms of the agreement, borrowings accrue interest at prime or LIBOR with a spread that varies based on certain financial criteria. As of September 30, 2003, we have borrowed $10.8 million under this credit facility at an interest rate of 6.25%. A fee of 0.5% is assessed on any undrawn amounts. The agreement contains financial covenants which we were in compliance with at September 30, 2003. On October 20, 2003, the Company converted $6.0 million of restricted cash held as security for obligations under a loan agreement with Fremont Investment and Loan to a letter of credit issued by Silicon Valley Bank. This conversion provides Zhone with cash to paydown the credit facility with Silicon Valley Bank.

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

On July 27, 2003, we entered into a definitive merger agreement with Tellium, Inc. Under the terms of the agreement, as a result of the proposed merger, our current stockholders will own approximately 60% of the combined company’s outstanding shares on a fully converted basis and 40% will be held by Tellium’s stockholders. This transaction is subject to the approval of both companies’ security holders as well as other customary closing conditions. This transaction is expected to close in November 2003 and may require substantial cash payments.

On July 29, 2003, we borrowed $2.0 million for working capital purposes from Mory Ejabat, Chairman and Chief Executive Officer of Zhone, and Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of our proposed merger with Tellium, Inc. or upon an event of liquidation or default.

On August 7, 2003, we borrowed $2.0 million for working capital purposes from Jeanette Symons, Chief Technology Officer and Vice President, Engineering of Zhone. This loan will bear interest at 12% per year and will mature on the date which is the earlier of December 31, 2003, the closing of our proposed merger with Tellium, Inc. or upon an event of liquidation or default.

At September 30, 2003, cash and cash equivalents were $2.5 million. This compares with $10.6 million at December 31, 2002. The decrease in cash and cash equivalents of $8.1 million was attributable to cash used in operating activities of $14.8 million and cash used in investing activities of $0.4 million, offset by cash provided by financing activities of $7.1 million.

Net cash used in operating activities for the nine months ended September 30, 2003 was $14.8 million compared to $16.8 million for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003, consisted of the net loss of $10.7 million, adjusted for non-cash charges totaling $2.9 million, as well as decreases in accrued liabilities and other of $10.7 million and accounts receivable of $5.2 million, offset by increases in inventory of $3.7 million and accounts payable of $2.7 million. The decrease in net cash used in operating activities for the nine months ended September 30, 2003 compared to the same period last year is due primarily to a decrease in depreciation and amortization charges, stock-based compensation and accrued liabilities, offset by the increase in inventory.

Net cash used in investing activities for the nine months ended September 30, 2003 was $0.4 million compared to $21.5 million provided by investing activities for the nine months ended September 30, 2002. Cash provided by investing activities of $21.5 million for the nine months ended September 30, 2002 consisted of primarily of cash acquired from the acquisition of Vpacket Communications.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $7.1 million compared to $7.4 million used in financing activities for the nine months ended September 30, 2002. The change in the nine months ended September 30, 2003 from the same period last year is due primarily to borrowings under our credit facilities and founder loans.

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

Risks Related to Our Business and Industry

We have entered into a merger agreement with Tellium, Inc. Failure to complete the merger with Tellium could have a material adverse effect on our business, financial condition, and results of operations.

We have entered into a merger agreement with Tellium, Inc. Upon completion of the merger, our existing security holders would own approximately 60% of the combined company’s outstanding securities on a fully-converted basis. The merger is subject to the approval of the stockholders of both Zhone and Tellium. It is also subject to a number of other closing conditions. There can be no assurance that the merger will occur or, if it does, what effect it will have on our business, financial condition, and results of operations. We expect to complete the merger in November 2003. If the merger with Tellium is not completed, we could suffer a number of consequences that would adversely affect our business, including:

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption of our employees and our relationships with customers as a result of efforts relating to the merger;

•	uncertainties relating to the anticipated merger may detract from our ability to grow revenues and minimize costs, which, in turn, may lead to a loss of market position;

•	the significant expenses we have incurred and will continue to incur in connection with the proposed transaction; and;

•	the possibility that termination of the merger agreement under some circumstances would require us to pay Tellium a termination fee of $3.0 million or to reimburse expenses incurred by Tellium.

We have mailed a joint proxy statement/prospectus describing the proposed merger to all holders of Zhone stock as of the record date on September 25, 2003. The joint proxy statement/prospectus contains important information about Zhone, Tellium and the proposed merger, risks related to the merger and the combined company and related matters. We urge you to read the definitive joint proxy statement/prospectus.

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

We began operations in September 1999. Although we expect that our internally developed Single Line Multi-Service, or SLMS, product line will account for a substantial portion of our revenue in the future, to date we have generated a significant portion of our revenue from sales of product lines that we acquired from other companies. Due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base operating expense budgets.

If demand for our SLMS products does not develop, then our results of operations and financial condition will be adversely affected.

Our future revenue depends significantly on our ability to successfully develop, enhance and market our SLMS products to the network service provider market. Most network service providers have made substantial investments in their current infrastructure, and they may elect to remain with their current architectures or to adopt new architectures, such as SLMS, in limited stages or over extended periods of time. A decision by a customer to purchase our SLMS products will involve a significant capital investment. We will need to convince these service providers of the benefits of our products for future upgrades or expansions. We do not know whether a viable market for our SLMS products will develop or be sustainable. If this market does not develop or develops more slowly than we expect, our business, financial condition and results of operations will be seriously harmed.

We have a history of losses and may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

We have incurred significant net losses since inception. We had an accumulated deficit of approximately $589.3 million from inception in September 1999 through September 30, 2003. We cannot assure you that we will ever generate sufficient revenue to achieve or sustain profitability. Our revenue and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors that may affect us include the following:

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

We have large fixed expenses, and expect to continue to incur costs for research and product development, sales and marketing, customer support and general and administration. Our operating expenses are largely based on anticipated personnel requirements and revenue trends, and a high percentage of our expenses are, and will continue to be, fixed. In addition, we may be required to spend more on research and development than originally budgeted to respond to industry trends. We may also incur significant new costs related to possible acquisitions and the integration of new technologies. Given our stage of development, and the rate at which competition in our industry is intensifying, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenue while maintaining reasonable cost and expense levels. If we fail to increase our revenue significantly from current levels, or if we experience delays in generating or recognizing revenue, we will continue to incur substantial operating losses.

Our target customer base is concentrated, and the loss of one or more of our customers could harm our business.

The target customers for our products are network service providers that operate voice, data and video communications networks. There are a limited number of potential customers in our target market. During the three and nine months ended September 30, 2003, two customers accounted for approximately 30% and 30% of our revenue, respectively. During the three and nine months ended September 30, 2002, one customer accounted for approximately 10% and 10% of our revenue, respectively. Substantially all of our future revenue will depend on sales of our products to a limited number of customers. Any failure of one or more communications service providers to purchase products from us for any reason, including any downturn in their businesses, would seriously harm our business, financial condition and results of operations.

The long and variable sales cycles for our products may cause revenue and operating results to vary significantly from quarter to quarter.

The target customers for our products have substantial and complex networks that they traditionally expand in large increments on a periodic basis. Accordingly, our marketing efforts are largely focused on prospective customers that may purchase our products as part of a large-scale network deployment. Our target customers typically require a lengthy evaluation, testing and product qualification process. Throughout this process, we are often required to spend considerable time and incur significant expense educating and providing information to prospective customers about the uses and features of our products. Even after a company makes the final decision to purchase our products, it may deploy our products slowly. The timing of deployment of our products varies widely, and depends on a number of factors, including:

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

Our business is subject to the effects of general economic conditions in the United States and worldwide, and to market conditions in the telecommunications and networking industries in particular. Since 2001, our operating results have been adversely affected by unfavorable global economic conditions, the failure of a number of communications service providers and reduced capital spending by many other communications service providers. These adverse conditions have resulted in a smaller market that is more difficult to predict and caused a substantial reduction in demand for telecommunications equipment, including our products.

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

If we fail to enhance our existing products or develop and introduce new products that meet changing customer requirements and technological advances, our ability to sell our products would be materially adversely affected.

Our target markets are characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and changes in communications offerings from network service providers. Our future success will significantly depend on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, products that meet changing customer demands and industry standards. We may not have sufficient resources to successfully and accurately anticipate technological and market trends, manage long development cycles or develop, introduce and market new products and enhancements. We currently license technology, and from time to time, we may be required to license additional technology from third parties to sell or develop our products and product enhancements. We cannot assure you that our existing and future third-party licenses will be available to us on commercially reasonable terms, if at all. Our inability to maintain or obtain any third-party license required to sell or develop our products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

Our business will be adversely affected if we are unable to protect our intellectual property rights from third-party challenges.

We rely on a combination of copyrights, patents, trademarks and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our technology is difficult, and we do not know whether the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

In the future we may become involved in disputes over intellectual property, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.

We or our customers may be party to litigation in the future to protect our intellectual property or to respond to allegations that we infringe others’ intellectual property. We may receive in the future communications from third parties inquiring about their interest in licensing certain of the third party’s intellectual property or more generally identifying intellectual property that may be the basis of a future infringement claim. We have received letters from Lucent Technologies stating that many of our products are using technology covered by or related to Lucent patents and inviting us to discuss a licensing arrangement with Lucent. To date, no lawsuit or other formal action has been filed by Lucent. However, we cannot assure you that we would be successful in defending against any Lucent infringement claims. To the extent we are not successful in defending such claims, we may be subject to substantial damages (including possible treble damages and attorneys’ fees).

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

We have no long-term contracts or arrangements with any of our vendors that guarantee product availability, the continuation of particular payment terms or the extension of credit limits. We have experienced in the past, and may experience in the future, problems with our contract manufacturers, such as inferior quality, insufficient quantities and late delivery of products. To date, these problems have not materially adversely affected us. We may not be able to obtain additional volume purchase or manufacturing arrangements on terms that we consider acceptable, if at all. If we enter into a high-volume or long-term supply arrangement and subsequently decide that we cannot use the products or services provided for in the agreement, our business will be harmed. We cannot assure you that we will be able to effectively manage our relationship with our contract manufacturer, or that this manufacturer will meet our future requirements for timely delivery of products of sufficient quality or quantity. Any of these difficulties could harm our relationships with customers and cause us to lose orders.

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

We have expanded our operations rapidly since our inception. The number of our employees has grown from eight as of September 30, 1999 to 228 as of September 30, 2003. As our business grows, we expect to increase the scope of our operations and the number of our employees. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. To manage our growth properly, we must:

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

If we do complete future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	consume cash;

•	incur substantial debt;

•	assume liabilities;

•	increase our ongoing operating expenses and level of fixed costs;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Any strategic acquisitions or investments that we make in the future will involve numerous risks, including:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s time and attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of acquired companies.

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

Our executive officers, directors and entities affiliated with them beneficially own, in the aggregate, approximately 77% of our outstanding common stock and substantially all of our outstanding preferred stock. These stockholders, if acting together, will be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Circumstances may arise in which the interests of these stockholders could conflict with the interests of our other stockholders. These stockholders could delay or prevent a change in control of our company even if such a transaction would be beneficial to our other stockholders.

There is no public market for our common stock and if our proposed merger with Tellium is not consummated, there may never be one; and we cannot predict what the trading price of our common stock in any public market might be.

There is no public market for our common stock and if our proposed merger with Tellium is not consummated, we cannot assure you that there will ever be one. If we ever sell our common stock in a registered public offering, the offering price for our common stock will be determined through our negotiations with the underwriters and may not bear any relationship to the price at which our capital stock was sold before the offering or any other established criteria of our value. We cannot predict the prices at which any of our common stock will trade following the completion of the merger with Tellium or otherwise at any time in the future.

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

We do not anticipate paying cash dividends to our stockholders in the foreseeable future. Accordingly, our stockholders must rely on sales of their capital stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

Zhone considers all cash and highly liquid investments purchased with an original maturity of less than three months to be cash equivalents.

Cash and cash equivalents consisted of the following as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
Cash and cash equivalents:
Cash	$2,497	$10,411
Money market funds	5	126
Repurchase agreements	—	77

	$2,502	$10,614

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit and money market accounts, commercial paper, and debt securities of domestic municipalities with credit ratings of AA or better. Cash and cash equivalents are principally held with various domestic financial institutions with high-credit standing. As of September 30, 2003, we had accounts receivable balances from three customers individually representing 20%, 11% and 10% of accounts receivable, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

On October 16, 2003, we agreed with HeliOss Communications, Inc. to dismiss HeliOss’ claims filed against us on March 27, 2003 in the Superior Court of the State of California, County of Alameda, in an action entitled HeliOss Communications, Inc. v. Zhone Technologies, Inc., case no. RG 03088921 and our cross-complaint against HeliOss, in consideration of a $1.6 million payment from Zhone to HeliOss. Under the terms of the settlement, if this payment is not made by us on or before November 26, 2003, we must pay HeliOss $400,000 plus an additional $100,000 per month over the following 16 months.

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

On October 13, 2003, we filed a current report on Form 8-K related to the restatement of our financial statements for the year ended December 31, 2002 and for the six months ended June 30, 2003.

On October 16, 2003, we filed a current report on Form 8-K related to our financial results for the quarter ended September 30, 2003.

On October 30, 2003, we filed a current report on Form 8-K related to our settlement of the HeliOss litigation.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONE TECHNOLOGIES, INC.

Date: November 12, 2003	By:	/s/ MORTEZA EJABAT
	Name:	Morteza Ejabat
	Title:	Chief Executive Officer